Form 10-Q
period 1995-09-30
PRUDENTIAL BACHE ENERGY GROWTH FUND L P G-1; PRUDENTIAL BACHE ENERGY GROWTH FUND L P G-2
filed 1995-11-14
CIK 801580, 801582

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File Numbers: 0-16907
                         0-16908

                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1
                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2
--------------------------------------------------------------------------------
(Exact name of Registrants as specified in their charters)

                                                                      72-1081782
Delaware                                                              72-1098039
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                              Identification Nos.)

114 Northpark Boulevard, Covington, Louisiana                       70433
--------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)

Registrants' telephone number, including area code (504) 867-1262

   Indicate by check mark CK whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1
                            STATEMENTS OF NET ASSETS
                          (In process of liquidation)
                 (In thousands, except depositary unit amounts)
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1995              1994
----------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                $ 4,812           $4,259
Capital investments                                                           --            6,470
                                                                      -------------     ------------
Total assets                                                               4,812           10,729
                                                                      -------------     ------------
Liabilities
Estimated liquidation costs                                                  374              487
Due to affiliates                                                             54               96
Accrued expenses                                                              --              416
                                                                      -------------     ------------
Total liabilities                                                            428              999
                                                                      -------------     ------------
Contingencies
Net assets                                                               $ 4,384           $9,730
                                                                      -------------     ------------
                                                                      -------------     ------------
Total depositary units authorized and outstanding                         90,000           90,000
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (In process of liquidation)
                 (In thousands, except depositary unit amount)
                                  (Unaudited)

----------------------------------------------------------------------------------------------------
Net assets in liquidation, December 31, 1994                                              $  9,730
Changes in estimated liquidation values of assets and liabilities                              (76)
Cash distributions:
  Limited Partner (on behalf of Unit Holders)                                               (4,479)
  General Partners                                                                            (791)
                                                                                        ------------
Net assets in liquidation, September 30, 1995                                             $  4,384
                                                                                        ------------
                                                                                        ------------
  Limited Partner distributions per $1,000 depositary unit paid during the nine months ended
September 30, 1995 were $49.77.
----------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these statements

          PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (going concern basis)
               (In thousands, except per depositary unit amounts)
                                  (Unaudited)

                                                                Three months           Nine months
                                                                   ended                  ended
                                                             September 30, 1994     September 30, 1994
------------------------------------------------------------------------------------------------------
REVENUES
Income from capital investments, net                               $    9                 $   52
Sales of oil and gas                                                    5                     14
Natural gas gathering sales                                           475                  2,691
Compression and transportation fees                                    53                    154
Interest income from temporary cash investments                        13                     42
                                                                 --------               --------
  Total revenues                                                      555                  2,953
                                                                 --------               --------
EXPENSES
Natural gas purchases                                                 201                  1,100
Lease and pipeline operating costs                                    404                  1,305
General and administrative                                            112                    334
Depreciation, depletion and amortization of property,
  plant and equipment                                                  --                    149
                                                                 --------               --------
  Total expenses                                                      717                  2,888
                                                                 --------               --------
NET INCOME (LOSS) FROM OPERATIONS                                    (162)                    65
LIQUIDATING ACTIVITIES:
  Natural gas gathering facilities                                  1,440                  1,440
  Liquidation costs                                                  (525)                  (525)
                                                                 --------               --------
NET INCOME                                                         $  753                 $  980
                                                                 --------               --------
                                                                 --------               --------
ALLOCATION OF NET INCOME:
Limited Partner (on behalf of Unit Holders)                        $  713                 $  266
General Partners                                                       40                    714
                                                                 --------               --------
                                                                   $  753                 $  980
                                                                 --------               --------
                                                                 --------               --------
UNIT HOLDERS' NET INCOME PER DEPOSITARY UNIT                       $ 7.92                 $ 2.95
                                                                 --------               --------
                                                                 --------               --------
------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated statements

          PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (going concern basis)
                      NINE MONTHS ENDED SEPTEMBER 30, 1994
                                 (In thousands)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations                                                              $     65
Adjustments to reconcile net income from operations to net
  cash provided by operating activities:
  Depreciation, depletion and amortization of property,
     plant and equipment                                                                     149
Decrease in accounts receivable and other current assets                                     645
Decrease in accounts payable and
  accrued liabilities                                                                       (821)
                                                                                     --------------
Net cash provided by operating activities                                                     38
                                                                                     --------------
CASH FLOWS FROM LIQUIDATING ACTIVITIES:
Net income from liquidating activities                                                       915
Natural gas gathering facilities                                                          (1,440)
Increase in accrued liabilities due to liquidation costs                                     525
                                                                                     --------------
Net cash provided by liquidating activities                                                   --
                                                                                     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of natural gas gathering facility                                       2,801
Loan principal reductions, cost recoveries
  and proceeds from sales                                                                    267
                                                                                     --------------
Net cash provided by investing activities                                                  3,068
                                                                                     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to partners                                                            (4,760)
                                                                                     --------------
Decrease in cash and cash equivalents                                                     (1,654)
Cash and cash equivalents at beginning of period                                           5,293
                                                                                     --------------
Cash and cash equivalents at end of period                                              $  3,639
                                                                                     --------------
                                                                                     --------------
---------------------------------------------------------------------------------------------------

     The accompanying notes are an integral part of this consolidated statement

                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2
                            STATEMENTS OF NET ASSETS
                          (In process of liquidation)
                 (In thousands, except depositary unit amounts)
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1995              1994
----------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                               $   4,589         $  2,746
Capital investments                                                            --            4,593
                                                                      -------------     ------------
Total assets                                                                4,589            7,339
                                                                      -------------     ------------
Liabilities
Estimated liquidation costs                                                   501              418
Due to affiliates                                                              50              147
                                                                      -------------     ------------
Total liabilities                                                             551              565
                                                                      -------------     ------------
Contingencies
Net assets                                                              $   4,038         $  6,774
                                                                      -------------     ------------
                                                                      -------------     ------------
Total depositary units authorized and outstanding                         118,290          118,290
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (In process of liquidation)
                 (In thousands, except depositary unit amount)
                                  (Unaudited)

----------------------------------------------------------------------------------------------------
Net assets in liquidation, December 31, 1994                                              $  6,774
Changes in estimated liquidation values of assets and liabilities                             (297)
Cash distributions:
  Limited Partner (on behalf of Unit Holders)                                               (2,072)
  General Partners                                                                            (367)
                                                                                        ------------
Net assets in liquidation, September 30, 1995                                             $  4,038
                                                                                        ------------
                                                                                        ------------
  Limited Partner distributions per $1,000 depositary unit paid during the nine months ended
September 30, 1995 were $17.52.
----------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these statements

          PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (going concern basis)
               (In thousands, except per depositary unit amounts)
                                  (Unaudited)

                                                                Three months           Nine months
                                                                   ended                  ended
                                                             September 30, 1994     September 30, 1994
------------------------------------------------------------------------------------------------------
REVENUES
Income from capital investments, net                               $   --                $     13
Natural gas gathering and processing sales                            (13)                  1,280
Compression and transportation fees                                    96                     278
Gain on sale of leases                                                 52                     105
Interest income from temporary cash investments                        16                      69
                                                                 --------              ----------
  Total revenues                                                      151                   1,745
                                                                 --------              ----------
EXPENSES
Natural gas purchases                                                 (16)                    945
Lease and pipeline operating costs                                    143                     435
General and administrative                                            103                     351
Depreciation, depletion and amortization of property,
  plant and equipment                                                  --                      68
                                                                 --------              ----------
  Total expenses                                                      230                   1,799
                                                                 --------              ----------
NET LOSS FROM OPERATIONS                                              (79)                    (54)
LIQUIDATING ACTIVITIES:
Natural gas gathering facilities                                       74                      74
Liquidation costs                                                    (426)                   (426)
                                                                 --------              ----------
NET LOSS                                                           $ (431)               $   (406)
                                                                 --------              ----------
                                                                 --------              ----------
ALLOCATION OF NET LOSS:
Limited Partner (on behalf of Unit Holders)                        $ (483)               $ (1,605)
General Partners                                                       52                   1,199
                                                                 --------              ----------
                                                                   $ (431)               $   (406)
                                                                 --------              ----------
                                                                 --------              ----------
UNIT HOLDERS' NET LOSS PER DEPOSITARY UNIT                         $(4.08)               $ (13.57)
                                                                 --------              ----------
                                                                 --------              ----------
------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated statements

          PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (going concern basis)
                      NINE MONTHS ENDED SEPTEMBER 30, 1994
                                 (In thousands)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations                                                                $    (54)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
  Depreciation, depletion and amortization of property, plant and equipment                   68
  Gain on sale of leases                                                                    (105)
  Accretion of unearned lease revenue and loan origination fees                              (13)
Decrease in accounts receivable                                                              580
Decrease in accounts payable and accrued liabilities                                        (960)
                                                                                     --------------
Net cash used in operating activities                                                       (484)
                                                                                     --------------
CASH FLOWS FROM LIQUIDATING ACTIVITIES:
Net loss from liquidating activities                                                        (352)
Natural gas gathering facility                                                               (74)
Increase in accrued liabilities due to liquidation costs                                     426
                                                                                     --------------
Net cash provided by liquidating activities                                                   --
                                                                                     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of direct financing leases receivable                                     132
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners                                                            (7,991)
                                                                                     --------------
Decrease in cash and cash equivalents                                                     (8,343)
Cash and cash equivalents at beginning of period                                           9,723
                                                                                     --------------
Cash and cash equivalents at end of period                                              $  1,380
                                                                                     --------------
                                                                                     --------------
---------------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of this consolidated statement

                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1
                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2
                          (In process of liquidation)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1) General

   Prudential-Bache Energy Growth Fund, L.P. G-1 (``G-1 Partnership'') and Prudential-Bache Energy Growth Fund, L.P. G-2 (``G-2 Partnership''), collectively referred to herein as the ``Partnerships,'' were organized under Delaware law by Prudential-Bache Properties, Inc. (``PBP'') and Graham Energy, Ltd. (``GEL'') as ``General Partners,'' and a limited partner (the ``Depositary''). The Depositary is the sole limited partner in the Partnerships and serves in such capacity on behalf of ``Unit Holders'' who purchased Depositary Units. Depositary Units represent the assignment of substantially all of the attributes of limited partner interests. PBP and GEL are both subsidiaries of Prudential Securities Group Inc. (``PSGI''). GEL has contracted out certain of its functions, including certain administrative functions, to certain companies affiliated with GEL.

   The accompanying unaudited financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the General Partners, are necessary for a fair presentation of net assets as of September 30, 1995, the results of operations for the nine and three months ended September 30, 1994 and cash flows for the nine months ended September 30, 1994. It is suggested that these financial statements be read in conjunction with the financial statements (and notes thereto) included in the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1994.

   Unit Holders' net income (loss) per $1,000 Depositary Unit for G-1 Partnership and G-2 Partnership for the nine and three months ended September 30, 1994 was based upon 90,000 and 118,290 Depositary Units outstanding, respectively. Results of operations are not presented for the Partnerships for the nine and three months ended September 30, 1995 as the Partnerships are in process of liquidation, as described below.

   Certain balances for prior periods have been reclassified to conform with current financial statement presentation.

Plan of liquidation

   In June 1994, the General Partners distributed to the Unit Holders a Consent Solicitation Statement for consideration and voting upon a Plan of Dissolution and Liquidation (``the Plan''). Consent Solicitation Statements were filed on behalf of both Partnerships with the Securities and Exchange Commission on June 24, 1994 and were mailed to Unit Holders on July 5, 1994. Supplements to the Consent Solicitation Statements, dated August 23, 1994, were filed with the Securities and Exchange Commission and were mailed to Unit Holders on August 25, 1994.

   In accordance with the procedures described in the Consent Solicitation Statements, the General Partners accepted consent forms from Unit Holders which were postmarked on or before August 31, 1994. As of September 8, 1994, the General Partners had received consent forms from Unit Holders representing the majority of the outstanding Units in both Partnerships. Of the consent forms received by the General Partners, Depositary Units representing 60% and 62% of the total Units outstanding for G-1 and G-2 Partnerships, respectively, voted to consent to the Plan and approve the liquidation of the Partnerships. Accordingly, the Plan was adopted effective as of August 31, 1994.

   As a result of the approval of the Plan, the Partnerships were dissolved effective as of August 31, 1994. In accordance with the terms of the Plan, the General Partners, acting as liquidating agents, are proceeding with the liquidation and termination of the Partnerships. In accordance with the terms of the Plan, the General Partners, acting as liquidating agents, commenced the liquidation of the Partnerships' remaining assets and liabilities. Since that date, the General Partners have sold all of the investments of each of the Partnerships.

   The Partnerships' ability to make further distributions will depend upon the amounts required to pay costs to be incurred in connection with certain litigation surrounding the operations of investments previously owned by G-1 and G-2 Partnerships, general and administrative and other costs to be incurred in connection with the liquidation and termination of the Partnerships, as well as any other liabilities which may arise prior to the Partnerships' termination. The estimated remaining liquidation costs have been accrued as of September 30, 1995 and are reflected in G-1 and G-2 Partnerships' statements of net assets. These liquidation costs are estimated for the period ended June 30, 1996; however, the General Partners are unable to predict the exact time the final liquidation will take place. No estimate of final litigation costs is included because the General Partners are unable to estimate such costs at the present time. The Partnership will distribute any remaining cash upon final liquidation.

(2) Related party transactions

   In conjunction with the adoption of the liquidation basis of accounting, the Partnerships have recorded an accrual as of September 30, 1995 for the estimated costs expected to be incurred to liquidate the Partnerships, as discussed in
Note 1 above. Included in these liquidation cost estimates are amounts expected to be charged by the General Partners and their affiliates during the anticipated remaining liquidation period, as provided for in the partnership agreements. The actual charges to be incurred by the Partnerships will depend primarily upon the length of time required to liquidate the Partnerships, and may differ from the amounts accrued as of September 30, 1995. PBP and its affiliates charged G-1 and G-2 Partnerships $164,000 and $206,000, respectively, during the nine months ended September 30, 1995 and $80,000 and $71,000, respectively, during the three months ended September 30, 1995 for the reimbursement of indirect general and administrative costs expected to be incurred during the six months ended June 30, 1996. GEL and its affiliates charged G-1 and G-2 Partnerships $15,000 each during the nine months ended September 30, 1995 and $3,000 each during the three months ended September 30, 1995 for the reimbursement of indirect general and administrative costs expected to be incurred during the six months ended June 30, 1996.

   Estimated liquidation costs payable to the General Partners and their affiliates as of September 30, 1995 and December 31, 1994 are $240,000 and $192,000, respectively, for G-1 Partnership and $325,000 and $205,000, respectively, for G-2 Partnership.

   As of September 30, 1995, Prudential Securities Incorporated (``PSI''), an affiliate of the General Partners, owns 1,153 and 1,667 Depositary Units of the G-1 and G-2 Partnerships, respectively.

(3) Legal Proceedings

   The Partnerships and their General Partners and/or certain affiliates have been named co-defendants in a number of lawsuits arising out of the offer and sale of the Partnerships' and certain affiliated partnerships' Depositary Units or Partnership Units. These proceedings allege violations of the federal securities laws and similar violations under certain state laws and involve claims by investors that material misrepresentations and omissions of material facts were made in connection with the offer and sale of Depositary Units or Partnership Units. Mismanagement of funds is also alleged in certain suits. These proceedings seek monetary damages or, alternatively, a return of the amount of the original investment, plus interest, costs and attorneys' fees. A number of the proceedings also seek exemplary damages. In a number of these actions, discovery has commenced. The Partnerships and their General Partners also have been named as defendants in two derivative suits. In addition, the General Partners and their affiliates have also been the subject of several state and federal administrative actions and investigations.

a. Growth Fund Suits Pending in Texas State Court

   (i) James W. Gibbons, et al. v. Graham Energy, Ltd., Graham Securities Corp., Graham Resources, Inc., Graham Depositary Company II, Prudential Securities, Inc., Prudential-Bache Properties, Inc., Prudential Insurance Company of America, and certain individuals, No. 91-040456-A in the District Court of Harris County, Texas, 190th Judicial District.

   This suit is on behalf of those plaintiffs originally party to a prior Growth Fund suit who declined to participate in the settlement between all defendants and the majority of plaintiffs in the prior case. The Gibbons action was created by an August 21, 1992 order entered by the court in the prior suit severing the claims of the non-settling plaintiffs. The Gibbons plaintiffs, all alleged investors in G-2 Partnership, seek compensatory and punitive damages, plus damages equalling not more than two times the amount of each plaintiff's actual damages, together with costs, interest and attorneys' fees for the defendants' alleged wrongdoing in connection with the offer and sale of Depositary Units in G-2 Partnership as well as for the alleged mismanagement of G-2 Partnership. Plaintiffs allege violation of common law and state law. There has been no significant activity in the suit since entry of the severance order. The defendants intend to defend the action vigorously.

   (ii) Robert I. Kaminsky, et al. v. Graham Energy, Ltd., Graham Securities Corp., Graham Resources, Inc., Graham Depositary Company II, Prudential Securities, Inc., Prudential-Bache Properties, Inc., Prudential Insurance Company of America, and certain individuals, No. 90-01796 in the District Court of Harris County, Texas, 55th Judicial District. Filed on or about April 24, 1991.

   Plaintiffs, all alleged investors in G-2 Partnership, commenced suit seeking compensatory and punitive damages, plus damage equalling not more than two times the amount of each plaintiff's actual damages, together with costs, interest and attorneys' fees for the defendants' alleged wrongdoing in connection with the offer and sale of Depositary Units in G-2 Partnership as well as for the alleged mismanagement of G-2 Partnership. Plaintiffs alleged violation of common law and state law.

   In June of 1992, definitive settlement agreements were executed by all defendants and the majority of plaintiffs in Kaminsky. Pursuant to those agreements, a Corrected Final Judgment dismissing the settling plaintiffs' claims was entered on or about September 24, 1992. A motion to sever the claims of the non-settling plaintiffs remains pending. There has been no further significant activity in the suit. The defendants intend to defend the action vigorously.

   (iii) Rowell F. Lawson, et al. v. Prudential Securities, Inc., Prudential Insurance Company of America, Prudential-Bache Properties, Inc., Prudential-Bache Energy Growth Fund, L.P. G-1, Prudential-Bache Energy Growth Fund, L.P. G-2, Prudential-Bache Energy Growth Fund, L.P. G-3, Prudential-Bache Energy Growth Fund, L.P. G-4, Graham Energy Ltd., Graham Securities Corp., Graham Resources, Inc., Graham Depositary Company II, and certain individuals, No. 94-16852, in the District Court of Harris County, Texas, 164th Judicial District. The plaintiffs allege fraud, breach of fiduciary duty, negligence and state statutory claims in connection with the offer, sale and management of the Growth Funds. The plaintiffs seek compensatory, punitive and treble damages, together with costs, interest and attorneys' fees. A Memorandum of Understanding providing for the settlement of the Lawson case, as well as a number of other cases, was executed by counsel for the parties on December 28, 1994. In excess of eighty percent (80%) of the plaintiffs have executed releases and the motions to dismiss their claims are currently pending before the court. The remaining plaintiffs have not executed releases because, among other reasons: (1) they opposed the settlement, (2) they could not be located, (3) the plaintiffs' claims could not be verified, or (4) the plaintiffs had already settled their claims in other litigation. The plaintiffs who did not execute releases may pursue their claims further. If necessary, the defendants intend to defend the action vigorously.

b. Growth Fund Derivative Suit Pending in New Jersey State Court

   Gary Starr, Cathy and David Lipton v. Graham Energy, Ltd., Graham Depositary Company II, Graham Securities Corp., Prudential-Bache Properties, Inc., Prudential Securities Group, Inc., Prudential Securities Inc., Prudential Life Insurance Company of America, certain individuals, Prudential-Bache Energy Growth Fund, L.P. G-1 and Prudential-Bache Energy Growth Fund, L.P. G-2, MID-L-1165-92 in the Superior Court of New Jersey, Middlesex County. Filed February 3, 1992.

   This is a derivative action brought on behalf of the Prudential-Bache Energy Growth Funds, L.P. G-1 and G-2. G-1 and G-2 Partnerships are named as nominal defendants only. The complaint alleges breach of fiduciary duty and fraud in the management and marketing of investments in G-1 and G-2 Partnerships. Plaintiffs seek compensatory and punitive damages, costs and attorneys' fees.

   In January of 1993, counsel for the parties in Starr executed a Memorandum of Understanding providing for settlement of the case. The consummation of this settlement is subject to a number of conditions, including final court approval, and no assurance can be given that the settlement will be consummated. Notice was sent October 7, 1994 to Unit Holders describing the action and the terms of the proposed settlement. The hearing on the final approval of the settlement was held on November 9, 1994. In an opinion dated May 10, 1995, the New Jersey Superior Court approved the settlement and awarded certain attorney's fees and expenses. The Consent Order and Final Judgment dismissing the action was filed on September 20, 1995. The settlement is not yet effective as the Consent Order and Final Judgement is not final.

c. Growth Fund Derivative Suits Pending in Delaware State Court

   In re Prudential-Bache Energy Growth Fund Litigation, Consolidated Civil Action No. 13677, in the Court of Chancery of the State of Delaware in and for New Castle County.

   This action consolidates Abrahamson et al. v. Graham Energy, Ltd. et al., Civil Action No. 13677, and Elman v. Graham Energy, Ltd., et al., Civil Action No. 13899. These cases are purported derivative actions brought on behalf of G-1, G-2, G-3 and G-4 Partnerships against the Partnerships, PSGI, PBP and a number of other defendants. The complaints allege breach of fiduciary duty and corporate waste, breach of contract, and a claim for aiding and abetting against affiliates of the General Partners. The suits seek, among other things, unspecified damages, liquidation of assets or appointment of a Receiver, costs and attorneys' fees. The General Partners and PSGI believe that they have meritorious defenses to the complaints and moved to dismiss complaints in the Abrahamson case prior to consolidation. They intend to vigorously defend themselves in the consolidated action.

d. New York Multidistrict Litigation, MDL 1005

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, a number of purported class actions then pending in various federal courts, were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption in re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, GEL, PSI, certain of their present and former employees and PBP. The Partnerships are not named as defendants in the consolidated complaint, but the names of the Partnerships are listed as being among the limited partnerships at issue in the case.

   The consolidated complaint alleges violations of the federal and New Jersey RICO statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. By order dated August 29, 1995 the transferee court granted plaintiffs' motion for temporary class certification, preliminarily approved a settlement entered into between plaintiffs and GEL, PBP and PSI, scheduled a fairness hearing for November 17, 1995, approved the form and content of notice to be provided to class members and directed that it be provided to class members. The full amount due under the settlement agreement has been paid by PSI.

e. Other Actions Involving Prudential-Bache Energy Growth Fund Partnerships

   (i) G-1 and G-2 Partnerships and GEL are parties to an action entitled Plains Resources Inc. v. Northstar Gas Co., Inc., Northstar Resources, Inc., Prudential-Bache Energy Growth Fund, L.P. G-1, Prudential-Bache Energy Growth Fund, L.P., G-2, Prudential-Bache Properties, Inc., Graham Energy, Ltd., Mesa Pipeline Co., Natural Gas Clearinghouse, Inc., NGC Energy Resources Limited Partnership, NGC Energy, Inc. and a certain individual filed in the 125th Judicial District Court, Harris County, Texas on November 15, 1994. Plaintiff in this case alleges that the defendants breached various contracts and conspired to misrepresent the production of certain oil and gas properties and the operation of a natural gas pipeline and processing facilities in connection with the sale of these properties. Plaintiff seeks damages, attorneys' fees and punitive damages. G-1 and G-2 Partnerships and GEL intend to defend themselves vigorously in this action.

   (ii) Richard Barnes, et al. v. Graham Energy, Ltd., Graham Resources, Inc., Graham Securities, Inc., Graham Depository Company II, Prudential Securities, Inc., Prudential-Bache Properties, Inc., Prudential-Bache Energy Growth Fund, L.P. G-1, Prudential-Bache Energy Growth Fund, L.P. G-2, Northstar Gas Company, Inc., Northstar Resources, Inc., and Kenneth M. McKinney, No. 95-43321 in the District Court of

Harris County, Texas, filed on or about August 31, 1995. Plaintiffs, all claiming to be investors in G-1 Partnership and/or G-2 Partnership, commenced a class action lawsuit seeking compensatory and punitive damages and attorney's fees for the defendants' alleged wrongdoing in connection with breaches of the Definitive Stipulation and Agreement of Compromise and Settlement dated June 30, 1992, and breaches of fiduciary duty, negligence, and mismanagement with respect to the sale of partnership properties by G-1 and G-2 to Northstar Gas Company, Inc. The defendants intend to defend this action vigorously.

   In addition to the litigation described above, there are a number of actions pending in various state and federal courts and/or arbitration pending before various arbitration tribunals relating to the Partnerships brought by individual investors or groups of investors. These actions generally name PSI, Prudential-Bache Properties, Inc., Graham Resources, Inc., Graham Royalty, Ltd., and/or related entities, along with certain current and former employees of these entities. The defendants intend to defend each of these cases vigorously.

                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1
                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                          (In process of liquidation)

General

   It is suggested that the accompanying Financial Statements and this discussion be read in conjunction with the Financial Statements (including the notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1994. Unless otherwise specifically defined herein, all terms are intended to have the meanings given to them in the Notes to Financial Statements included herein.

   As a result of the approval of the Plan, the Partnerships were dissolved effective as of August 31, 1994. In accordance with the terms of the Plan, the General Partners, acting as liquidating agents, are proceeding with the winding up of the Partnerships' business and affairs through the liquidation of their assets and liabilities. Since the adoption by both Partnerships of the Plan, the Partnerships have sold all of their respective investments. Effective September 1, 1994, the Partnerships adopted the liquidation basis of accounting, whereby assets are presented at their estimated net realizable values and liabilities at their estimated settlement amounts. Accruals were recorded for the estimated costs of liquidating the Partnerships, including $342,000 and $414,000 for G-1 Partnership and G-2 Partnership, respectively, recorded during the nine months ended September 30, 1995. These costs include the estimated costs of completing the dissolution of the Partnerships and estimated general and administrative costs through the expected conclusion of liquidation.

Liquidity and Capital Resources

   The net asset positions as of September 30, 1995 and December 31, 1994 for G-1 Partnership and G-2 Partnership are shown below (in thousands).

                                                        9/30/95     12/31/94
                                                        -------     --------
                          G-1 Partnership               $4,384       $9,730
                          G-2 Partnership                4,038        6,774

   All of the Partnerships' net assets at September 30, 1995 were attributable to cash which was generated primarily from the sale of investments since December 31, 1994. The decreases in the Partnerships' September 30, 1995 net asset positions from their levels as of December 31, 1994 are primarily attributable to the amounts distributed to the partners in February and April 1995.

   The Partnerships have historically paid cash distributions from available cash on a quarterly basis during the month following each quarter. Since the adoption of the Plan, the Partnerships have paid distributions to the partners from cash generated primarily from the sale of their remaining investments. In February 1995, G-1 Partnership made a special distribution in connection with the sale of its AES Deepwater coke-fired co-generation facility investment. In April 1995, G-2 Partnership made a special distribution in connection with the sale of its interests in its preferred stock of Walter International Inc. and its common stock of J. Ray McDermott, S.A. The following table summarizes cash distributions to Unit Holders for G-1 and G-2 Partnerships (in thousands).

                                                                           Unit Holders'
                                Quarterly          Special               Distributions from
                              Distributions     Distributions          Inception through 4/95
                                 Paid in           Paid in        --------------------------------
                              January 1995      2/95 and 4/95          Amount           Percentage
                              -------------     -------------     -----------------     ----------
             G-1                  $ 227            $ 4,252             $39,324               44%
             G-2                    298              1,774              89,150               75

   The Partnerships' ability to make further distributions will depend upon the amounts required to pay costs to be incurred in connection with certain litigation surrounding the operations of investments previously owned by G-1 and G-2 Partnerships, general and administrative and other costs to be incurred in connection with the liquidation and termination of the Partnerships, as well as any other liabilities which may arise prior to the Partnerships' termination. The estimated remaining liquidation costs have been accrued as of September 30, 1995 and are reflected in G-1 and G-2 Partnerships' statements of net assets. These liquidation costs are estimated for the period ended June 30, 1996; however, the General Partners are unable to predict the exact time the final liquidation will take place. No estimate of final litigation costs is included because the General Partners are unable to estimate such costs at the present time. The Partnership will distribute any remaining cash upon final liquidation.

   As discussed in the financial statements included herein, GEL, PBP, certain of their affiliates and the Partnerships have been and are named in various legal proceedings arising out of the offer and sale of the Prudential-Bache Energy Income Fund Partnerships and the Prudential-Bache Energy Growth Fund Partnerships and the management of these Partnerships. The defendants have settled or agreed to settle certain of these actions and are defending all of the remaining proceedings vigorously. See Note 3 to the financial statements for a further discussion of these actions.

Results of Operations

   As discussed previously herein, the Partnerships are in process of liquidation and have sold all of their remaining investments. In accordance with the liquidation basis of accounting adopted by the Partnerships, no results of operations are presented for the nine and three months ended September 30, 1995. During the nine months ended September 30, 1994, G-1 Partnership earned net income of $980,000 and G-2 Partnership incurred a net loss of $406,000. During the three months ended September 30, 1994, G-1 Partnership earned net income of $753,000 and G-2 Partnership incurred a net loss of $431,000. These nine and three month results were primarily due to the adoption of the liquidation basis of accounting, whereby assets are presented at their estimated net realizable values and liabilities, at their estimated settlement amounts.

   To the extent that a Partnership sold an income-producing asset, income and cash flow were negatively affected. As of December 31, 1994, G-1 Partnership had only one income-producing asset remaining in its portfolio which was subsequently sold in January 1995. G-2 Partnership's remaining investments at December 31, 1994 were not generating operating cash flow for this Partnership. These assets were sold in February and March 1995.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   This information is incorporated by reference to Note 3 to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities

   None

Item 3. Defaults Upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Unit Holders

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          27. Financial Data Schedule (filed herewith)

      (b) Reports on Form 8-K

          None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1
                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2

     BY: Prudential-Bache
          Properties, Inc.,                                           BY: Graham Energy, Ltd.,
          General Partner                                                      General Partner
     BY: /s/Barbara J. Brooks                                          BY: /s/Russell L. Allen
          Barbara J. Brooks,                                                 Russell L. Allen,
          Vice President-Finance and                                      President (Principal
            Chief Financial Officer                                         Executive Officer)
     DATE: November 13, 1995                                           DATE: November 13, 1995