Form 10-K
period 1995-12-31
PRUDENTIAL BACHE ENERGY GROWTH FUND L P G-1; PRUDENTIAL BACHE ENERGY GROWTH FUND L P G-2
filed 1996-03-29
CIK 801580, 801582

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file numbers:  0-16907
                      0-16908

                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1
                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2
--------------------------------------------------------------------------------
           (Exact name of registrants as specified in their charters)

                                                       72-1081782
Delaware                                               72-1098039
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Nos.)

One Seaport Plaza, New York, N.Y.                                     10292-1016
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrants' telephone number, including area code: (212) 214-1016

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                         Name of each exchange
Title of each Class:     on which registered:
---------------------    ----------------------
        None                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Name of each exchange
Title of each Class:     on which registered:
---------------------    ----------------------
  Depositary Units                None

   Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes _CK_ No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _CK_

                      DOCUMENTS INCORPORATED BY REFERENCE

   Amended and Restated Agreements of Limited Partnership included as part of the Registration Statement filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 is incorporated by reference into Part IV of this Annual Report on Form 10-K

                          Index to exhibits can be found on pages 33 through 37.

                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1
                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2
                          (in process of liquidation)
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
                                                                                              ------
Item  1    Business.........................................................................    3
Item  2    Properties.......................................................................    3
Item  3    Legal Proceedings................................................................    3
Item  4    Submission of Matters to a Vote of Unit Holders..................................    4

PART II
Item  5    Market for the Partnerships' Depositary Units and Related Unit Holder Matters....    4
Item  6    Selected Financial Data..........................................................    5
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................    6
Item  8    Financial Statements and Supplementary Data......................................    9
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................   30
PART III
Item 10    Directors and Executive Officers of the Registrants..............................   31
Item 11    Executive Compensation...........................................................   32
Item 12    Security Ownership of Certain Beneficial Owners and Management...................   32
Item 13    Certain Relationships and Related Transactions...................................   32
PART IV
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           Financial Statements and Financial Statement Schedules...........................   33
           Exhibits.........................................................................   33
           Reports on Form 8-K..............................................................   37
SIGNATURES..................................................................................   38

                                     PART I

Item 1. Business

General

   Prudential-Bache Energy Growth Fund, L. P. G-1 and Prudential-Bache Energy Growth Fund, L.P. G-2, (``G-1 Partnership'' and ``G-2 Partnership,'' respectively, and collectively referred to hereafter as the ``Partnerships''), were organized under the laws of the state of Delaware by their ``General Partners,'' Prudential-Bache Properties, Inc. (``PBP'') and Graham Energy, Ltd. (``GEL'') and a limited partner, the ``Depositary,'' to offer ``Depositary Units'' (Depositary Units represent the assignment of substantially all of the attributes of limited partner interests). The Depositary is the sole limited partner in the Partnerships and serves in such capacity on behalf of the ``Unit Holders'' (Unit Holders are investors who subscribed for and purchased Depositary Units). PBP and GEL are both subsidiaries of Prudential Securities Group Inc. (``PSGI''). Prudential Securities Incorporated (``PSI'') is also a wholly-owned subsidiary of PSGI.

   The Partnerships were formed with the primary objective of making investments in oil and gas related entities and assets. The Partnerships' investments were all made during a period of what was then believed to be temporarily depressed conditions in the oil and gas industry, in an attempt to take advantage of these conditions and realize returns and appreciation on these investments in the event of a substantial increase in oil and gas prices and related industry activities. In July 1994, the General Partners solicited the consents of the Unit Holders of each of the Partnerships to the adoption by each Partnership of a Plan of Dissolution and Liquidation (the ``Plan''). Consent Solicitation Statements, dated June 24, 1994, with respect to the proposal to adopt the Plan for each Partnership were mailed to Unit Holders on July 5, 1994. Supplements to the Consent Solicitation Statements, dated August 23, 1994, were mailed to Unit Holders on August 25, 1994.

   In accordance with the procedures described in the Consent Solicitation Statements, the General Partners accepted consent forms from Unit Holders which were postmarked on or before August 31, 1994. As of September 8, 1994, the General Partners had received consent forms from Unit Holders owning a majority of the outstanding Depositary Units in each of the Partnerships. Of the consent forms received by the General Partners, Depositary Units representing 60% and 62% of the outstanding Depositary Units for G-1 and G-2 Partnerships, respectively, voted to consent to the Plan and approve the liquidation of the Partnerships. Accordingly, the Partnerships adopted the Plan and were dissolved effective as of August 31, 1994. In accordance with the terms of the Plan, the General Partners, acting as liquidating agents, commenced the liquidation of the Partnerships' remaining assets and liabilities. Since that date, the General Partners have sold all of the investments of each of the Partnerships.

   The Partnerships' ability to make further distributions will depend upon the amounts required to pay costs to be incurred in connection with certain litigation surrounding the operations of investments previously owned by the Partnerships as well as general and administrative and other costs to be incurred in connection with the liquidation and termination of the Partnerships and any other liabilities which may arise prior to the Partnerships' termination.

Employees

   The Partnerships have no officers, directors or employees. The business of the Partnerships is being conducted by the General Partners, as liquidating agents, pursuant to the terms of the Plan. See Notes 1 and 3 of Item 8 Financial Statements and Supplementary Data for further information.

Item 2. Properties

   G-1 and G-2 Partnerships acquired interests in producing oil and gas wells through foreclosures and as incidental parts of other investments. The Partnerships sold substantially all of their interests in oil and gas properties during the year ended December 31, 1993 and the remainder during 1994. See Note 7 of Item 8 Financial Statements and Supplementary Data for further discussion.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note 8 of Item 8 Financial Statements and Supplementary Data.

Item 4. Submission of Matters to a Vote of Unit Holders

   There were no matters which were submitted to Unit Holders during the quarter ended December 31, 1995. However, in July 1994, Consent Solicitation Statements were sent to all Unit Holders. See Item 1 for further information.

                                    PART II

Item 5. Market for the Partnerships' Depositary Units and Related Unit Holder Matters

Market Information

   Depositary Units were originally sold for a price of $1,000 (subject to volume discounts, which did not affect the net proceeds to the Partnerships, for subscriptions of $250,000 or more). Depositary Units are not traded on any exchange. There is no immediate public or organized trading market for the Depositary Units. PBP has become aware of certain transfers of Depositary Units between Unit Holders and third parties; however, these transfers have been limited and sporadic. The dissolution of the Partnerships following the adoption of the Plan has likely limited further the ability to transfer Units. The number of Unit Holders as of March 14, 1996 are shown below:

G-1 Partnership                          6,943
G-2 Partnership                         11,375

Distributions

   The Partnerships have historically made distributions to Unit Holders out of available cash. Since the adoption of the Plan, the General Partners have sold all of the Partnerships' investments and have made cash distributions to the Unit Holders primarily with the proceeds generated therefrom, after retaining certain amounts for the estimated costs of satisfying claims of the Partnerships.

   The Partnerships' ability to make further distributions will depend upon the amounts required to pay costs to be incurred in connection with certain litigation surrounding the operations of investments previously owned by the Partnerships as well as general and administrative and other costs to be incurred in connection with the liquidation and termination of the Partnerships and any other liabilities which may arise prior to the Partnerships' termination. The following is a summary of cash distributions (all of which represent a return of capital) paid during the years ended December 31, 1995 and 1994 (in thousands):

                                                  1995                     1994
                                          --------------------     --------------------
                                           Unit       General       Unit       General
                                          Holders     Partners     Holders     Partners
                                          -------     --------     -------     --------
                   G-1 Partnership        $ 4,479       $791       $ 4,273      $  754
                   G-2 Partnership          2,072        367         7,090       1,251

   See Item 6 Selected Financial Data for Unit Holders' distributions on a per Depositary Unit basis.

Item 6. Selected Financial Data

   The following data for the Partnerships in thousands (except Depositary Unit and per Depositary Unit amounts) should be read in conjunction with the Financial Statements of the Partnerships and the notes thereto appearing in Item 8 Financial Statements and Supplementary Data. (For financial reporting purposes, although the Partnerships adopted the liquidation basis of accounting effective September 1, 1994, the Partnerships continued to show Statements of Operations through September 30, 1994, as the results of operations for September 1994 were not material).

                                                                        G-1 Partnership
                                                          --------------------------------------------
                                                             1994        1993       1992        1991
                                                          ----------    -------    -------    --------
                                                          (9 months)
For the years ended December 31, 1991, 1992 and 1993 and
the nine month period ended September 30, 1994:
  Total revenues                                           $  2,953     $ 4,590    $ 5,078    $  5,534
                                                          ----------    -------    -------    --------
                                                          ----------    -------    -------    --------
  Provision for asset valuations                           $ --         $ 8,067    $ 1,500    $  6,325
                                                          ----------    -------    -------    --------
                                                          ----------    -------    -------    --------
  Net income (loss) from operations                        $     65     $(8,814)   $(2,668)   $ (8,791)
                                                          ----------    -------    -------    --------
                                                          ----------    -------    -------    --------
  Allocation of net income (loss) from operations:
     Limited Partner (on behalf of Unit Holders)           $   (649)    $(8,953)   $(2,907)   $ (9,187)
                                                          ----------    -------    -------    --------
                                                          ----------    -------    -------    --------
     General Partners                                      $    714     $   139    $   239    $    396
                                                          ----------    -------    -------    --------
                                                          ----------    -------    -------    --------
  Unit Holders' net loss per Depositary Unit               $  (7.21)    $(99.48)   $(32.30)   $(102.08)
                                                          ----------    -------    -------    --------
                                                          ----------    -------    -------    --------
For the years ended December 31:
  Unit Holders' cash distributions per Depositary Unit     $  47.48     $  8.75    $ 15.01    $  24.98
                                                          ----------    -------    -------    --------
                                                          ----------    -------    -------    --------
At December 31:
  Total assets                                             $ 10,729     $11,794    $21,111    $ 24,985
                                                          ----------    -------    -------    --------
                                                          ----------    -------    -------    --------
  Number of Depositary Units outstanding                     90,000      90,000     90,000      90,000
                                                          ----------    -------    -------    --------
                                                          ----------    -------    -------    --------

                                                                         G-2 Partnership
                                                           -------------------------------------------
                                                              1994        1993       1992       1991
                                                           ----------    -------    -------    -------
                                                           (9 months)
For the years ended December 31, 1991, 1992 and 1993 and
the nine month period ended September 30, 1994:
  Total revenues                                            $  1,745     $ 6,084    $ 6,091    $ 6,403
                                                           ----------    -------    -------    -------
                                                           ----------    -------    -------    -------
  Provision for asset valuations                            $ --         $ 5,534    $ --       $ 4,874
                                                           ----------    -------    -------    -------
                                                           ----------    -------    -------    -------
  Net income (loss) from operations                         $    (54)    $(3,286)   $ 1,357    $(4,292)
                                                           ----------    -------    -------    -------
                                                           ----------    -------    -------    -------
  Allocation of net income (loss) from operations:
     Limited Partner (on behalf of Unit Holders)            $ (1,253)    $(4,098)   $(2,606)   $(5,751)
                                                           ----------    -------    -------    -------
                                                           ----------    -------    -------    -------
     General Partners                                       $  1,199     $   812    $ 3,963    $ 1,459
                                                           ----------    -------    -------    -------
                                                           ----------    -------    -------    -------
  Unit Holders' net loss Per Depositary Unit                $ (10.59)    $(34.64)   $(22.03)   $(48.62)
                                                           ----------    -------    -------    -------
                                                           ----------    -------    -------    -------
For the years ended December 31:
  Unit Holders' cash distributions per Depositary Unit      $  59.94     $ 38.91    $189.85    $ 69.92
                                                           ----------    -------    -------    -------
                                                           ----------    -------    -------    -------
At December 31:
  Total assets                                              $  7,339     $12,659    $20,890    $46,559
                                                           ----------    -------    -------    -------
                                                           ----------    -------    -------    -------
  Long-term debt, including current maturities              $ --         $ --       $ --       $   258
                                                           ----------    -------    -------    -------
                                                           ----------    -------    -------    -------
  Number of Depositary Units outstanding                     118,290     118,290    118,290    118,290
                                                           ----------    -------    -------    -------
                                                           ----------    -------    -------    -------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   As a result of the approval of the Plan, the Partnerships were dissolved effective as of August 31, 1994. In accordance with the terms of the Plan, the General Partners, acting as liquidating agents, are proceeding with the winding up of the Partnerships' business and affairs through the liquidation of their assets and liabilities. Since the adoption by both Partnerships of the Plan, the Partnerships have sold all of their respective investments. Effective September 1, 1994, the Partnerships adopted the liquidation basis of accounting, whereby assets are presented at their estimated net realizable values and liabilities at their estimated settlement amounts. For financial reporting purposes, the Partnerships continued to present operating results in the Statements of Operations through September 30, 1994, as the results of operations for September 1994 were not material. Significant adjustments to previously recorded asset and liability amounts required as a result of this change in basis of accounting are discussed in Notes 4, 5 and 7 to the financial statements included in Item 8. Financial Statements and Supplementary Data. The Partnerships also recorded accruals as of December 31, 1995 for the estimated costs expected to be incurred to liquidate the Partnerships including $299,000 and $402,000 for G-1 Partnership and G-2 Partnership, respectively, recorded during the year ended December 31, 1995. These estimated costs (excluding litigation costs) include charges by the General Partners and their affiliates during the year ended December 31, 1995 for the reimbursement of indirect general and administrative costs expected to be incurred through June 30, 1996. The General Partners are unable to predict the exact time the final liquidation will take place because of the outstanding litigation discussed in Note 8 of
Item 8 Financial Statements and Supplementary Data; however, the Partnerships will distribute any remaining cash upon final liquidation. No estimate of final litigation costs is included because the General Partners are unable to estimate such costs at the present time. The final liquidating distribution will not take place until the final litigation costs are paid.

Liquidity and Capital Resources

   The net asset positions as of December 31, 1995 and 1994 for G-1 and G-2 Partnerships are shown below (in thousands).

                            12/31/95      12/31/94
                            --------      --------
G-1 Partnership              $4,497        $9,730
G-2 Partnership               4,111         6,774

   All of the Partnerships' net assets at December 31, 1995 and 1994 were attributable to cash and cash equivalents which was generated primarily from the sale of investments as discussed below. The decreases in the Partnerships' December 31, 1995 net asset positions from their levels at December 31, 1994 was primarily attributable to the amounts distributed to the Unit Holders in February and April 1995.

Cash Distributions

   The Partnerships have historically paid cash distributions out of available cash during the month following each quarter. Since the adoption of the Plan, the Partnerships have paid distributions to the partners from cash generated primarily from the sale of their remaining investments. In February 1995, G-1 Partnership made a special distribution in connection with the sale of its AES Deepwater coke-fired co-generation facility investment. In April 1995, G-2 Partnership made a special distribution in connection with the sale of its interests in its preferred stock of Walter International Inc. and its common stock of J. Ray McDermott, S.A. See Results of Operations below for a discussion of the Partnerships' sales of these investments as well as the sales of their interests in the Mesa Pipeline and related gas processing plant, G-1 Partnership's Mid Plains natural gas gathering facility and G-2 Partnership's interests in Hall Houston Offshore, Inc. and Roberts & Bunch Offshore, Inc.

   The following table summarizes cash distributions to Unit Holders for G-1 and G-2 Partnerships (in thousands).

                                             Special
                    Unit Holders'         Distributions        Distributions          Distributions
                      Quarterly              Paid-in          from Inception        from Inception as
                    Distributions         February 1995           through            a percentage of
Partnership         January 1995          and April 1995        April 1995          Invested Capital
------------    ---------------------     --------------     -----------------     -------------------
G-1                     $ 227                 $4,252              $39,324                   44%
G-2                       298                  1,774               89,150                   75

   The Partnerships' ability to make further distributions will depend upon the amounts required to pay costs to be incurred in connection with certain litigation surrounding the operations of investments previously owned by the Partnerships as well as general and administrative and other costs to be incurred in connection with the liquidation and termination of the Partnerships and any other liabilities which may arise prior to the Partnerships' termination. These estimated costs (excluding final litigation costs) are reflected in the Partnerships' statements of net assets as of December 31, 1995 and includes charges by the General Partners and their affiliates during the year ended December 31, 1995 for the reimbursement of indirect general and administrative costs expected to be incurred through June 30, 1996. The General Partners are unable to predict the exact time the final liquidation will take place because of the outstanding litigation discussed in Note 8 of Item 8 Financial Statements and Supplementary Data; however, the Partnerships will distribute any remaining cash upon final liquidation. No estimate of final litigation costs is included because the General Partners are unable to estimate such costs at the present time. The final liquidating distribution will not take place until the final litigation costs are paid.

Results of Operations

   As discussed previously herein, the Partnerships are in process of liquidation and have sold all of their remaining investments. In accordance with the liquidation basis of accounting adopted by the Partnerships, no results of operations are presented for the year ended December 31, 1995. During the nine months ended September 30, 1994, G-1 Partnership recorded net income of $980,000 and G-2 Partnership incurred a net loss of $406,000. For the year ended December 31, 1993, G-1 and G-2 Partnerships incurred net losses of $8,814,000 and $3,286,000, respectively. These nine month results were primarily due to the adoption of the liquidation basis of accounting, whereby assets are presented at their estimated net realizable values and liabilities, at their estimated settlement amounts. Losses incurred in 1993 by the Partnerships were the result of asset valuation impairment provisions which adversely affected net income. See Notes 5, 6 and 7 to Item 8 Financial Statements and Supplementary Data for a further discussion of the asset valuation impairment provisions as well as the sales of investments described below.

   On February 27, 1995, G-2 Partnership sold its interest in the Preferred Stock of Walter International, Inc. (``Walter'') for $907,000. In connection with this sale, the aggregate cumulative dividends in arrears totaling approximately $560,000 owed by Walter to G-2 Partnership as of December 31, 1994 were forgiven. However, since G-2 Partnership had not recognized these dividends as income, no adjustment to the financial statements was necessary to reflect this forgiveness. Since the investment in Walter had previously been written-down to zero during 1993, G-2 Partnership revalued its investment in Walter at the selling price in its statement of net assets, as of December 31, 1994, in accordance with the liquidation basis of accounting.

   Beginning February 16, 1995, G-2 Partnership began selling its shares of JRM stock until March 15, 1995, when G-2 Partnership completed the sale of all of its JRM shares. G-2 Partnership sold a total of 182,547 shares of JRM stock, including 18,813 shares acquired in January 1995 through the exercise of certain warrants costing $384,000, for an aggregate amount of approximately $3,936,000. The change in the estimated liquidation value on the sale of the JRM stock of approximately $3,128,000 represents the proceeds realized from the sale of these shares, less the adjusted cost basis per share sold. The carrying value of the shares (excluding the 18,813 shares) was $3,686,000 as of December 31, 1994.

   On January 20, 1995, G-1 Partnership sold its interest in the AES Deepwater coke-fired co-generation facility for a net sales price of $6,470,000. In accordance with the liquidation basis of accounting, G-1

Partnership revalued this investment at its selling price, as of December 31, 1994. As a result of this sale, G-1 Partnership has no capital investments remaining as of December 31, 1995.

   In October 1994, G-1 and G-2 Partnerships sold their interests in the Mesa Pipeline and related gas processing plant for a net amount of approximately $893,000 and $1,618,000, respectively. G-1 and G-2 Partnerships realized a gain on the sale of their interests in Mesa Pipeline of approximately $43,000 and $74,000, respectively. As a result of the sale, G-1 and G-2 Partnerships' consolidated subsidiary, Mesa Pipeline Company of Louisiana, had no remaining assets and was therefore liquidated. Accordingly, G-1 and G-2 Partnerships recorded a gain on the disposal of their investment in this subsidiary of approximately $6,000 and $12,000, respectively.

   In September 1994, G-1 Partnership sold its interest in its Mid Plains natural gas gathering facility for $2,801,000 and realized a gain on the sale of $1,397,000.

   In March 1994, G-2 Partnership sold its remaining interests in an offshore production facility and related equipment that was leased to Roberts & Bunch Resources, Inc. (``Roberts & Bunch'') and a group of associated working interest owners for sales proceeds of $24,000.

   In February 1994, G-2 Partnership sold its interest in four production platforms and related equipment that were leased to Hall-Houston Offshore, Inc. together with the leases of this equipment. Under the terms of the sale, G-2 Partnership received $200,000 in sales proceeds and was relieved of its salvage and removal obligations with respect to this equipment. The proceeds received by this Partnership from its sale were paid in four quarterly installments at the end of each quarter during 1994.

   During the year ended December 31, 1993, the G-1 and G-2 Partnerships recorded asset valuation impairment provisions as a result of revising their estimates of fair market values while exploring alternatives for selling the Partnership's remaining investments. G-1 and G-2 Partnerships recorded impairment provisions on their capital investments of $2,470,000 and $800,000, respectively. G-1 and G-2 Partnerships also recorded asset valuation impairment provisions on their oil and gas properties and pipeline and gas gathering and processing facilities of $5,597,000 and $4,664,000, respectively. During the same period, G-2 Partnership recorded an asset valuation impairment provision on its direct financing leases of $70,000.

   In December 1993, G-1 Partnership sold its participation in a secured term loan to WellTech, Inc., an oil field service company, together with certain shares of common stock and warrants issued by WellTech, Inc. for an aggregate of $3,650,000. This investment was sold for an amount equal to its adjusted book value, and accordingly, the Partnership did not realize a gain or loss on the sale of this investment.

   In December 1993, G-2 Partnership sold a portion of its interests in offshore production facilities and related equipment leased to Roberts & Bunch Offshore, Inc. and a group of associated working interest owners. In connection with the sale of this structure, the Partnership also assigned to the buyers all of their rights under the lease of that structure. Under the terms of the sale of this structure, the Partnership was relieved of its salvage and removal obligations with respect to this structure.

   In October 1993, Ensco Marine Company (``Ensco'') prepaid the remaining balance of its Senior Secured Note. G-2 Partnership had a 65% interest in this investment. The Note was originally issued with detachable warrants for 2.5 million shares of Ensco common stock. The total proceeds received by the Partnership was approximately $5,558,000 consisting of $5,293,000 of principal, $159,000 of accrued interest and $106,000 for the sale of the warrants. The proceeds received by the Partnership for the purchase of the warrants were reflected as a gain on the sale of investments in the financial statements.

   In October 1993, G-1 and G-2 Partnerships sold their interest in certain oil and gas properties located in Grand and Uintah Counties, Utah. Under the terms of the sale, G-1 and G-2 Partnerships received approximately $819,000 and $1,484,000, respectively. G-1 and G-2 Partnerships experienced losses on the sale in the amounts of $1,035,000 and $1,914,000, respectively, which were reflected as asset valuation impairments during the year ended December 31, 1993.

   In May 1993, G-2 Partnership sold 218,800 shares of Offshore Pipeline, Inc. (``OPI'') common stock for a net sales price of approximately $13.23 per share. The Partnership's cost basis in the OPI stock was approximately $2.60 per share. After this sale, G-2 Partnership owned 163,734 shares of outstanding OPI common stock. The gain on this sale was reflected in G-2 Partnership's financial statements for the year ended December 31, 1993 as a gain on the sale of investments in the amount of $2,326,000.

Item 8. Financial Statements and Supplementary Data Index to Financial
Statements

                                                                                             PAGE
                                                                                             ----
Reports of Independent Public Accountants                                                      10
Prudential-Bache Energy Growth Fund, L.P. G-1:
Statements of Net Assets (in process of liquidation) as of December 31, 1995 and 1994          12
Statements of Changes in Net Assets (in process of liquidation) for the period from
  October 1, 1994 to December 31, 1995                                                         13
Consolidated Statements of Operations (going concern basis) for the nine months ended
  September 30, 1994 and for the year ended December 31, 1993                                  14
Consolidated Statements of Changes in Partners' Capital (going concern basis) for the
  nine months ended September 30, 1994 and for the year ended December 31, 1993                15
Consolidated Statements of Cash Flows (going concern basis) for the nine months ended
  September 30, 1994 and for the year ended December 31, 1993                                  16
Prudential-Bache Energy Growth Fund, L.P. G-2:
Statements of Net Assets (in process of liquidation) as of December 31, 1995 and 1994          17
Statements of Changes in Net Assets (in process of liquidation) for the period from
  October 1, 1994 to December 31, 1995                                                         18
Consolidated Statements of Operations (going concern basis) for the nine months ended
  September 30, 1994 and for the year ended December 31, 1993                                  19
Consolidated Statements of Changes in Partners' Capital (going concern basis) for the
  nine months ended September 30, 1994 and for the year ended December 31, 1993                20
Consolidated Statements of Cash Flows (going concern basis) for the nine months ended
  September 30, 1994 and for the year ended December 31, 1993                                  21

                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Prudential-Bache Energy Growth Fund, L.P. G-1:

   We have audited the accompanying statement of net assets in process of liquidation of Prudential-Bache Energy Growth Fund, L.P. G-1 as of December 31, 1995 and 1994 and the related statement of changes in net assets for the period from October 1, 1994 to December 31, 1995. In addition, we have audited the accompanying consolidated statements of operations, partners' capital, and cash flows for the nine month period ended September 30, 1994 and for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As described in Note 1 to the financial statements, the Limited Partners of the Partnership approved a plan of liquidation on September 1, 1994, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting for periods subsequent to the approval of the plan of liquidation, from the going-concern basis to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 1995 and 1994 are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in process of liquidation of Prudential-Bache Energy Growth Fund, L.P. G-1 as of December 31, 1995 and 1994, the changes in its net assets for the period from October 1, 1994 to December 31, 1995 and the results of its operations and its cash flows for the nine month period ended September 30, 1994, and the year ended December 31, 1993 in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

New Orleans, Louisiana
January 10, 1996

                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Prudential-Bache Energy Growth Fund, L.P. G-2:

   We have audited the accompanying statement of net assets in process of liquidation of Prudential-Bache Energy Growth Fund, L.P. G-2 as of December 31, 1995 and 1994, and the related statement of changes in net assets for the period from October 1, 1994 to December 31, 1995. In addition, we have audited the accompanying consolidated statements of operations, partners' capital, and cash flows for the nine month period ended September 30, 1994 and for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As described in Note 1 to the financial statements, the Limited Partners of the Partnership approved a plan of liquidation on September 1, 1994, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting for periods subsequent to the approval of the plan of liquidation, from the going-concern basis to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 1995 and 1994 are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in process of liquidation of Prudential-Bache Energy Growth Fund, L.P. G-2 and subsidiary as of December 31, 1995 and 1994, the changes in its net assets for the period from October 1, 1994 to December 31, 1995 and the results of its operations and its cash flows for the nine month period ended September 30, 1994 and the year ended December 31, 1993, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

New Orleans, Louisiana
January 10, 1996

                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1
                            STATEMENTS OF NET ASSETS
                          (in process of liquidation)
                 (In thousands, except depositary unit amounts)

                                                                    December 31,     December 31,
                                                                        1995             1994
-------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                             $  4,760         $  4,259
Interest receivable                                                         15           --
Capital investments                                                     --                6,470
                                                                    ------------     ------------
Total assets                                                             4,775           10,729
                                                                    ------------     ------------
Liabilities
Estimated liquidation costs                                                224              487
Due to affiliates                                                           54               96
Accrued expenses                                                        --                  416
                                                                    ------------     ------------
Total liabilities                                                          278              999
                                                                    ------------     ------------
Contingencies
Net assets                                                            $  4,497         $  9,730
                                                                    ------------     ------------
                                                                    ------------     ------------
Total depositary units authorized and outstanding                       90,000           90,000
                                                                    ------------     ------------
                                                                    ------------     ------------
-------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

          PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1 AND SUBSIDIARY
                      STATEMENTS OF CHANGES IN NET ASSETS
            FOR THE PERIOD FROM OCTOBER 1, 1994 TO DECEMBER 31, 1995
                          (in process of liquidation)
               (in thousands, except per depositary unit amounts)

-------------------------------------------------------------------------------------------------
Net assets in liquidation, October 1, 1994                                                $ 6,662
Changes in estimated liquidation values of assets and liabilities                           3,335
Cash distributions:
  Limited Partner (on behalf of Unit Holders)                                                (227)
  General Partners                                                                            (40)
                                                                                          -------
Net assets in liquidation, December 31, 1994                                                9,730
Changes in estimated liquidation values of assets and liabilities                              37
Cash distributions:
  Limited Partner (on behalf of Unit Holders)                                              (4,479)
  General Partners                                                                           (791)
                                                                                          -------
Net assets in liquidation, December 31, 1995                                              $ 4,497
                                                                                          -------
                                                                                          -------
Limited Partner distributions per $1,000 depositary unit paid during the period from October 1,
  1994 to December 31, 1994 and during the year ended December 31, 1995 were $2.52 and $49.77, respectively.
-------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

          PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (going concern basis)
               (In thousands, except per depositary unit amounts)

                                                                                 1994       1993
--------------------------------------------------------------------------------------------------
REVENUES:
Income from capital investments, net                                            $   52     $    82
Sales of oil and gas                                                                14          10
Natural gas gathering sales                                                      2,691       4,248
Compression and transportation fees                                                154         165
Interest income from temporary cash investments                                     42          85
                                                                                ------     -------
                                                                                 2,953       4,590
                                                                                ------     -------
EXPENSES:
Natural gas purchases                                                            1,100       1,970
Lease and pipeline operating costs                                               1,305       2,117
General and administrative                                                         334         498
Depreciation, depletion and amortization                                           149         752
Provision for asset valuations                                                    --         8,067
                                                                                ------     -------
                                                                                 2,888      13,404
                                                                                ------     -------
Net income (loss) from operations                                                   65      (8,814)
Liquidating activities:
Natural gas gathering facilities (Note 7)                                        1,440       --
Liquidation costs                                                                 (525)      --
                                                                                ------     -------
NET INCOME (LOSS)                                                               $  980     $(8,814)
                                                                                ------     -------
                                                                                ------     -------
ALLOCATION OF NET INCOME (LOSS):
Limited Partner (on behalf of Unit Holders)                                     $  266     $(8,953)
General Partners                                                                   714         139
                                                                                ------     -------
                                                                                $  980     $(8,814)
                                                                                ------     -------
                                                                                ------     -------
UNIT HOLDERS' NET INCOME (LOSS) PER DEPOSITARY UNIT                             $ 2.95     $(99.48)
                                                                                ------     -------
                                                                                ------     -------
--------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these consolidated statements

          PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1 AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (going concern basis)
               (In thousands, except per depositary unit amounts)

                                                             Limited Partner
                                                              (on behalf of      General
                                                              Unit Holders)      Partners      Total
-----------------------------------------------------------------------------------------------------
Partners' capital, December 31, 1992                             $20,182          $--         $20,182
Net income (loss)                                                 (8,953)            139       (8,814)
Cash distributions                                                  (787)           (139)        (926)
                                                             ---------------     --------     -------
Partners' capital, December 31, 1993                              10,442           --          10,442
Net income                                                           266             714          980
Cash distributions                                                (4,046)           (714)      (4,760)
                                                             ---------------     --------     -------
Net assets, September 30, 1994                                   $ 6,662          $--         $ 6,662
                                                             ---------------     --------     -------
                                                             ---------------     --------     -------
Limited Partner distributions per $1,000 depositary unit paid during the year ended December 31, 1993 and during the nine months ended September 30, 1994 were $8.75 and $44.96, respectively.
-----------------------------------------------------------------------------------------------------
            The accompanying notes are an integral part of these consolidated statements

          PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (going concern basis)
                                 (In thousands)

                                                                                      1994        1993
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations                                                    $    65     $(8,814)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation, depletion and amortization                                                 149         752
Provision for asset valuations                                                         --          8,067
(Increase) decrease in accounts receivable                                               646         (75)
Increase (decrease) in accounts payable and accrued liabilities                         (822)        423
                                                                                     -------     -------
Net cash provided by operating activities                                                 38         353
                                                                                     -------     -------
CASH FLOWS FROM LIQUIDATING ACTIVITIES:
Net income from liquidating activities                                                   915       --
Gain on sale of natural gas gathering facilities                                      (1,440)      --
Increase in accrued liquidation costs                                                    525       --
                                                                                     -------     -------
Net cash provided by liquidating activities                                            --          --
                                                                                     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan principal reductions, cost recoveries and proceeds from sales of investments      3,068       4,064
Reductions in property, plant and equipment, net                                       --            810
                                                                                     -------     -------
Net cash provided by investing activities                                              3,068       4,874
                                                                                     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners                                                        (4,760)       (926)
                                                                                     -------     -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (1,654)      4,301
                                                                                     -------     -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       5,293         992
                                                                                     -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 3,639     $ 5,293
                                                                                     -------     -------
                                                                                     -------     -------
--------------------------------------------------------------------------------------------------------
              The accompanying notes are an integral part of these consolidated statements

                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2
                            STATEMENTS OF NET ASSETS
                          (in process of liquidation)
                 (In thousands, except depositary unit amounts)

                                                                         December 31,     December 31,
                                                                             1995             1994
------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                  $  4,492         $  2,746
Interest receivable                                                               9               --
Capital investments                                                          --                4,593
                                                                         ------------     ------------
Total assets                                                                  4,501            7,339
                                                                         ------------     ------------
Liabilities
Estimated liquidation costs                                                     340              418
Due to affiliates                                                                50              147
                                                                         ------------     ------------
Total liabilities                                                               390              565
                                                                         ------------     ------------
Contingencies
Net assets                                                                 $  4,111         $  6,774
                                                                         ------------     ------------
                                                                         ------------     ------------
Total depositary units authorized and outstanding                           118,290          118,290
                                                                         ------------     ------------
                                                                         ------------     ------------
------------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

          PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2 AND SUBSIDIARY
                      STATEMENTS OF CHANGES IN NET ASSETS
            FOR THE PERIOD FROM OCTOBER 1, 1994 TO DECEMBER 31, 1995
                          (in process of liquidation)
               (in thousands, except per depositary unit amounts)

------------------------------------------------------------------------------------------------------
Net assets in liquidation, October 1, 1994                                                      $5,848
Changes in estimated liquidation values of assets and liabilities                                1,276
Cash distributions:
  Limited Partner (on behalf of Unit Holders)                                                     (300)
  General Partners                                                                                 (50)
                                                                                                ------
Net assets in liquidation, December 31, 1994                                                     6,774
Changes in estimated liquidation value of assets and liabilities                                  (224)
Cash distributions:
  Limited Partner (on behalf of Unit Holders)                                                   (2,072)
  General Partners                                                                                (367)
                                                                                                ------
Net assets in liquidation, December 31, 1995                                                    $4,111
                                                                                                ------
                                                                                                ------
Limited Partner distributions per $1,000 depository unit paid during the period from October 1, 1994 to December 31, 1994 and during the year ended December 31, 1995 were $2.52 and $17.52, respectively.
------------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

          PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (going concern basis)
               (In thousands, except per depositary unit amounts)

                                                                                      1994        1993
--------------------------------------------------------------------------------------------------------
REVENUES:
Income from capital investments, net                                                 $    13     $   568
Natural gas gathering sales                                                            1,280       2,243
Compression and transportation fees                                                      278         298
Leasing income from oil and gas production facilities                                  --            205
Gain on sale of investments                                                            --          2,431
Gain on sale of leases                                                                   105       --
Interest income from temporary cash investments                                           69         339
                                                                                     -------     -------
                                                                                       1,745       6,084
                                                                                     -------     -------
EXPENSES:
Natural gas purchases                                                                    945       2,042
Lease and pipeline operating costs                                                       435         812
General and administrative                                                               351         792
Depreciation, depletion and amortization                                                  68         190
Provision for asset valuations                                                         --          5,534
                                                                                     -------     -------
                                                                                       1,799       9,370
                                                                                     -------     -------
Net loss from operations                                                                 (54)     (3,286)
Liquidating activities:
Natural gas gathering facilities (Note 7)                                                 74       --
Liquidation costs                                                                       (426)      --
                                                                                     -------     -------
NET LOSS                                                                             $  (406)    $(3,286)
                                                                                     -------     -------
                                                                                     -------     -------
ALLOCATION OF NET LOSS
Limited Partner (on behalf of Unit Holders)                                          $(1,605)    $(4,098)
General Partners                                                                       1,199         812
                                                                                     -------     -------
                                                                                     $  (406)    $(3,286)
                                                                                     -------     -------
                                                                                     -------     -------
UNIT HOLDERS' NET LOSS PER DEPOSITARY UNIT                                           $(13.57)    $(34.64)
                                                                                     -------     -------
                                                                                     -------     -------
--------------------------------------------------------------------------------------------------------
             The accompanying notes are an integral part of these consolidated statements.

          PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2 AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (going concern basis)
               (In thousands, except per depositary unit amounts)

                                                  Limited Partner                   Unrealized
                                                   (on behalf of       General        Gain on
                                                   Unit Holders)       Partners     Investments      Total
-----------------------------------------------------------------------------------------------------------
Partners' capital, December 31, 1992                  $ 20,011         $ --           $--           $20,011
Net income (loss)                                       (4,098)            812         --            (3,286)
Cash distributions                                      (4,603)           (812 )       --            (5,415)
                                                  ----------------     --------     -----------     -------
Partners' capital, December 31, 1993                    11,310           --            --            11,310
Net income (loss)                                       (1,605)          1,199         --              (406)
Unrealized gain on investments in equity
  securities                                           --                --             2,935         2,935
Cash distributions                                      (6,792)         (1,199 )       --            (7,991)
                                                  ----------------     --------     -----------     -------
Net assets, September 30, 1994                        $  2,913         $ --           $ 2,935       $ 5,848
                                                  ----------------     --------     -----------     -------
                                                  ----------------     --------     -----------     -------
Limited Partner distributions per $1,000 depositary unit paid during the year ended December 31, 1993 and during the nine months ended September 30, 1994 were $38.91 and $57.42, respectively.
-----------------------------------------------------------------------------------------------------------
               The accompanying notes are an integral part of these consolidated statements

          PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (going concern basis)
                                 (In thousands)

                                                                                      1994        1993
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations                                                             $   (54)    $(3,286)
Adjustments to reconcile net loss from operations to net cash (used in) provided by operating activities:
Gains on sale of leases and investments                                                 (105)     (2,431)
Depreciation, depletion and amortization                                                  68         190
Provision for asset valuations                                                         --          5,534
(Increase) decrease in accounts receivable                                               580         (21)
Increase (decrease) in accounts payable and accrued liabilities                         (959)        492
Other                                                                                    (14)        (31)
                                                                                     -------     -------
Net cash (used in) provided by operating activities                                     (484)        447
                                                                                     -------     -------
CASH FLOWS FROM LIQUIDATING ACTIVITIES:
Net loss from liquidating activities                                                    (352)      --
Gain on sale of natural gas gathering facility                                           (74)      --
Increase in accrued liquidation costs                                                    426       --
                                                                                     -------     -------
Net cash provided by liquidating activities                                            --          --
                                                                                     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan principal reductions, cost recoveries and proceeds from
  sales of investments                                                                 --          9,736
Reductions in property, plant and equipment, net                                       --          1,484
Collections of direct financing leases receivable                                        132         192
                                                                                     -------     -------
Net cash provided by investing activities                                                132      11,412
                                                                                     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to partners                                                        (7,991)     (5,415)
                                                                                     -------     -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (8,343)      6,444
                                                                                     -------     -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       9,723       3,279
                                                                                     -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 1,380     $ 9,723
                                                                                     -------     -------
                                                                                     -------     -------
--------------------------------------------------------------------------------------------------------
              The accompanying notes are an integral part of these consolidated statements

                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-1
                 PRUDENTIAL-BACHE ENERGY GROWTH FUND, L.P. G-2
                          (in process of liquidation)
                         NOTES TO FINANCIAL STATEMENTS

(1) Description of organization

   Prudential-Bache Energy Growth Fund, L.P. G-1 (``G-1 Partnership'') and Prudential-Bache Energy Growth Fund, L.P. G-2 (``G-2 Partnership''), collectively referred to herein as the ``Partnerships,'' were organized under the laws of the state of Delaware by their General Partners, Prudential-Bache Properties, Inc. (``PBP'') and Graham Energy, Ltd. (``GEL''), and a limited partner (the ``Depositary'') to offer ``Depositary Units,'' representing the assignment of substantially all of the attributes of limited partner interests. The Depositary is the sole limited partner in the Partnerships and serves in such capacity on behalf of ``Unit Holders'' who purchased Depositary Units. PBP and GEL are both subsidiaries of Prudential Securities Group Inc. (``PSGI''). Prudential Securities Incorporated (``PSI'') is also a wholly-owned subsidiary of PSGI. GEL has contracted out certain of its functions, including certain administrative functions, to certain companies affiliated with GEL.

   In accordance with the terms of the Amended and Restated Agreements of Limited Partnership (the ``Agreements'') of the Partnerships, the General Partners were not required to make any initial capital contributions to the Partnerships. All costs of organizing and syndicating the Partnerships and all investment costs were paid out of the Unit Holders' capital contributions. All items of income, expense, profits, losses, gains and distributable cash are allocated 85% to the Unit Holders and 15% to the General Partners. However, pursuant to the terms of the Agreements, a special reallocation of profits is made in order to allow the General Partners' share of profits to be equal to their share of distributable cash, thus keeping their capital account at a zero balance at all times.

Plan of liquidation

   In June 1994, the General Partners distributed to the Unit Holders a Consent Solicitation Statement for consideration and voting upon a Plan of Dissolution and Liquidation (``the Plan''). Consent Solicitation Statements were filed on behalf of each of the Partnerships with the Securities and Exchange Commission on June 24, 1994 and were mailed to Unit Holders on July 5, 1994. Supplements to the Consent Solicitation Statements, dated August 23, 1994, were filed with the Securities and Exchange Commission and were mailed to Unit Holders on August 25, 1994.

   In accordance with the procedures described in the Consent Solicitation Statements, the General Partners accepted consent forms from Unit Holders which were postmarked on or before August 31, 1994. As of September 8, 1994, the General Partners had received consent forms from Unit Holders owning a majority of the outstanding Depositary Units in each of the Partnerships. Of the consent forms received by the General Partners, Depositary Units representing 60% and 62% of the total outstanding Depositary Units for G-1 and G-2 Partnerships, respectively, voted to consent to the Plan and approve the liquidation of the Partnerships. Accordingly, the Partnerships' adopted the Plan and were dissolved effective August 31, 1994. In accordance with the terms of the Plan, the General Partners, acting as liquidating agents, are proceeding with the liquidation and termination of the Partnerships. Since that date, the General Partners have sold all of the investments of each Partnership.

   The Partnerships' ability to make further distributions will depend upon the amounts required to pay costs to be incurred in connection with certain litigation surrounding the operations of investments previously owned by the Partnerships as well as general and administrative and other costs to be incurred in connection with the liquidation and termination of the Partnerships and any other liabilities which may arise prior to the Partnerships' termination. These estimated costs (excluding final litigation costs) are reflected in the Partnerships' statements of net assets as of December 31, 1995 and include charges by the General Partners and their affiliates during the year ended December 31, 1995 for the reimbursement of indirect general and administrative costs expected to be incurred through June 30, 1996. The General Partners are unable to predict the exact time the final liquidation will take place because of the outstanding litigation discussed in Note 8; however, the Partnerships will distribute any remaining cash upon final liquidation. No estimate of final litigation costs is included because the General Partners are unable to estimate such costs at the present time. The final liquidating distribution will not take place until the final litigation costs are paid.

(2) Summary of Significant Accounting Policies

Liquidation basis accounting policies

   As a result of the liquidation discussed in Note 1, the Partnerships changed to the liquidation basis of accounting from a going-concern basis effective September 1, 1994. For financial reporting purposes, the Partnerships continued to present operating results in the Consolidated Statements of Operations through September 30, 1994, as the results of operations for September 1994 were not material. The statements of net assets at December 31, 1995 and 1994 and the changes in net assets for the period from October 1, 1994 to December 31, 1995 were prepared on a liquidation basis of accounting. The liquidation basis of accounting requires that assets be reflected at their net realizable values and liabilities be stated at their estimated settlement amounts. No significant adjustments to previously recorded asset and liability amounts were required as a result of the change in basis of accounting, except for the adjustments discussed in Notes 4, 5 and 7.

   Certain reclassifications have been made to prior year balances to conform with the current year's financial statement presentation.

Going-concern basis accounting policies

   The consolidated statements of operations, statements of partners' capital and statements of cash flows of G-1 and G-2 Partnerships for the nine months ended September 30, 1994 and for the year ended December 31, 1993 have been consolidated with their indirect subsidiary, Mesa Pipeline Company (``Mesa Pipeline''), which was owned 35.55% by G-1 Partnership and 64.45% by G-2 Partnership. All of the assets of Mesa Pipeline were sold October 5, 1994 (as more fully discussed in Note 7). The account balances as of December 31, 1994 and the results of Mesa Pipeline's operations for the nine month period ended September 30, 1994 and for the year ended December 31, 1993 have been proportionately consolidated into G-1 and G-2 Partnerships' financial statements.

   Income from capital investments was based on the amount of unrecovered costs or principal balance and expected rates of return. Certain of G-1 Partnership's investments were on either a cash income recognition basis such that income was recognized only when cash was received or a cost recovery basis where all cash proceeds were applied to recovery of principal with no income recognition until the principal balance was paid in full, if ever.

   Investments and related investment fees and transaction costs were funded by the capital contributions of the Unit Holders and were initially valued at cost. These capitalized costs were reduced by amortization of certain costs representing fees and transaction costs and by amounts which were identified as principal paid on underlying debt instruments. See Notes 5, 6 and 7 for a summarization of the Partnerships' investment activities.

   The carrying value of each capital investment held was assessed quarterly based upon the historical performance of the investment, the underlying value of assets securing the investment and the future earnings potential of the entity involved. A loss was recognized, if any, to the extent the carrying value exceeded the assessed value of the investment.

   Property acquired through foreclosure was stated at the lower of the recorded amount of the loan for which the foreclosed property served as collateral or the then current appraised value. When a reduction of the carrying value to the appraised value was required at the time of foreclosure, the difference was included in a provision for asset valuations.

   Unit Holders' net income (loss) per $1,000 Depositary Unit for G-1 and G-2 Partnerships is based upon 90,000 and 118,290 Depositary Units outstanding, respectively.

Cash and cash equivalents

   Cash and cash equivalents include amounts invested in United States Treasury bills, certificates of deposit and money market funds with original maturities of generally three months or less.

Investments

   The Partnerships' equity securities that have readily determinable fair values are classified as available-for-sale securities. These securities are measured at fair value in the statements of net assets and unrealized gains and losses are reported as a separate component of partners' capital. Equity securities traded on a national securities exchange are valued at the last reported sales price on the primary exchange on which they are traded. Equity securities which are not readily marketable are accounted for under the cost method.

   At December 31, 1994, G-2 Partnership's investment in Walter International, Inc. was valued at its February 1995 sales price as more fully discussed in Note 5.

(3) Income taxes

   Federal and state income tax statutes provide that partnerships pay no income tax. Qualification of the Partnerships as such for income tax purposes, the income tax returns and the amounts of taxable income or loss reported to partners are subject to examination by taxing authorities.

(4) Related party transactions

   The Agreements provide for certain charges of PBP, GEL and their affiliates to be paid by the Partnerships. The following is a summary of charges by PBP and its affiliates for the years ended December 31, 1995, 1994 and 1993 for the reimbursement of indirect general and administrative costs (in thousands):

                                         1995     1994     1993
                                         ----     ----     ----
G-1 Partnership                          $121     $103     $ 52
G-2 Partnership                           194      174       79

   The following is a summary of charges by GEL and its affiliates during the years ended December 31, 1995, 1994 and 1993 for the reimbursement of indirect general and administrative costs (in thousands):

                                         1995     1994     1993
                                         ----     ----     ----
G-1 Partnership                          $ 15     $ 22     $183
G-2 Partnership                            15       41      281

   The Partnerships have recorded an accrual as of December 31, 1995 for the estimated costs expected to be incurred to liquidate the Partnerships as discussed in Note 1. Included in these liquidation cost estimates are amounts expected to be charged by the General Partners during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnerships may differ from the amounts accrued as of December 31, 1995. The amounts expected to be charged by PBP to G-1 and G-2 Partnerships for reimbursement of indirect general and administrative costs during the anticipated remaining liquidation period are $96,000 and $175,000, respectively. The amount expected to be charged by GEL to each of G-1 and G-2 Partnerships for reimbursement of indirect general and administrative costs is $1,000 during the anticipated remaining liquidation period.

   As of December 31, 1995 PSI owned 1,153 and 1,667 Depositary Units in G-1 and G-2 Partnerships, respectively. Certain former officers of affiliates of GEL served as directors of Offshore Pipelines, Inc. (See Note 5.)

(5) Capital investments

   Capital investments of the Partnerships consisted of loans to and equity positions in entities engaged in oil and gas related activities collateralized by oil and gas related assets. During the first quarter of 1995, the Partnerships completed the liquidation of their remaining capital investments pursuant to the Plan. The table below summarizes the book balances of these investments at December 31, 1995 and 1994. The table is followed by a discussion of these investments (amounts in thousands).

                                                         Capital Investment
                                                            Book Balances
                                                        ---------------------
                                                          G-1           G-2
                                                        -------       -------
Group of investments purchased from a national bank     $ 6,947       $ --
Offshore Pipelines, Inc. (equity)                         --            3,686
Walter International, Inc.                                --            1,707
                                                        -------       -------
Subtotal                                                  6,947         5,393
Asset valuation provision                                  (477)         (800)
                                                        -------       -------
Balance at December 31, 1994                              6,470         4,593
Sales of capital investments                             (6,470)       (4,593)
                                                        -------       -------
Balance at December 31, 1995                            $ --          $ --
                                                        -------       -------
                                                        -------       -------

   During the year ended December 31, 1993, the G-1 and G-2 Partnerships recorded asset valuation impairment provisions as a result of revising their estimates of fair values while exploring alternatives for selling the Partnerships' remaining investments. G-1 Partnership recorded impairment provisions of $2,470,000 on its capital investments and G-2 Partnership recorded a $800,000 impairment provision for its Walter International, Inc. investment.

Investments purchased from a national bank

   During March, 1987, G-1 Partnership purchased a group of investments (eighteen in total) from a national bank for a net purchase price of approximately $53 million. These investments consisted primarily of loans and participations in loans made by the bank to oil and gas entities and acquisitions of equity positions in certain of those and other entities. As of December 31, 1994, one investment in this group, a coke-fired co-generation facility owned by AES Deepwater, Inc. (the ``AES Investment''), accounted for all of the carrying value of G-1 Partnership's investments in loans.

   In December 1993, G-1 Partnership sold its participation in a secured term loan to WellTech, Inc., an oil field service company, together with certain shares of common stock and warrants issued by WellTech, Inc. for an aggregate of $3,650,000. This investment was sold for an amount equal to its adjusted book value, and accordingly, the Partnership did not realize a gain or loss on the sale of this investment.

   On January 20, 1995, G-1 Partnership sold its interest in the AES Investment for a net sales price of $6,470,000. In accordance with the liquidation basis of accounting, G-1 Partnership revalued this investment at its selling price as of December 31, 1994. As a result of this sale, G-1 Partnership has no capital investments remaining as of December 31, 1995.

Offshore Pipelines, Inc.

   Beginning in April, 1988, G-2 Partnership, Prudential-Bache Energy Growth Fund, L.P. G-3 and Prudential-Bache Energy Growth Fund, L.P. G-4 entered into several transactions with Offshore Pipelines, Inc. (``OPI''), an offshore marine construction firm whose principal lines of business are the laying and burying of marine pipeline systems and the fabrication and installation of attendant production facilities. As a result, G-2 Partnership became the owner of approximately 382,534 shares of common stock of OPI and warrants to purchase 18,813 additional shares. In May 1993, G-2 Partnership sold 218,800 shares resulting in a gain on sale of investment in the amount of $2,326,000. As of December 31, 1994, G-2 Partnership owned 163,734 shares of OPI's outstanding common stock with a carrying value of approximately $3,686,000.

   On January 24, 1995, G-2 Partnership exercised its warrants to purchase additional OPI shares. As a result of acquiring these additional OPI shares, G-2 Partnership owned a total of 182,547 OPI shares.

   On January 30, 1995, OPI announced that its shareholders had approved the proposed merger of OPI with and into a wholly-owned unit of J. Ray McDermott, S.A. (``JRM''), a majority-owned unit of McDermott International, Inc. The JRM stock is traded on the New York Stock Exchange under the symbol (``JRM''). Pursuant to the merger agreement, G-2 Partnership received one share of JRM stock in exchange for each share of OPI stock that it owned and a cash payment in conjunction with the exchange of $.51 per share or approximately $93,000.

   Beginning February 16, 1995, pursuant to the Plan, G-2 Partnership began selling its shares in JRM until March 15, 1995, when G-2 Partnership completed the sale of all of its JRM shares for an aggregate amount of approximately $3,936,000. The change in the estimated liquidation value on the sale of the JRM stock was approximately $3,128,000.

Walter International, Inc.

   In December, 1989, G-2 Partnership entered into a transaction with Walter International, Inc. (``Walter''), an independent oil and gas exploration company that specializes in searching for and developing oil and gas reserves in foreign regions. The transaction involved 14% Senior Cumulative Preferred Stock (the ``Preferred Stock'') with detachable warrants to purchase 9,000 shares (9%) of Walter's authorized common stock to fund a portion of Walter's exploration and development costs. On February 27, 1995, G-2 Partnership sold its interest in the Preferred Stock for $907,000. Since the investment in Walter had previously been written-down to zero during 1993, G-2 Partnership revalued its investment in Walter at the selling price in its statement of net assets, as of December 31, 1994, in accordance with the liquidation basis of accounting.

Maple Gulf Coast Properties Corporation

   On October 14, 1993, G-1 and G-2 Partnerships sold their interests in certain producing oil and gas properties located in Grand and Uintah Counties, Utah. Under the terms of the sale, G-1 and G-2 Partnerships received approximately $819,000 and $1,484,000, respectively. G-1 and G-2 Partnerships experienced losses on the sale in the amounts of $1,035,000 and $1,914,000, respectively. The losses were reflected as asset valuation adjustments during the year ended December 31, 1993.

Ensco Marine Company

   In March, 1988, G-2 Partnership entered into a transaction with Ensco Marine Company (``Ensco Marine''), whose primary activity is the oil field marine transportation business. The transaction involved a $26 million Senior Secured Note (the ``Note'') executed by Ensco Marine for the purchase and refurbishing of 14 oil field supply vessels and for working capital purposes.

   In October, 1993, Ensco Marine prepaid the remaining balance of its Senior Secured Note. The total proceeds received by the Partnership was approximately $5,558,000 which consisted of $5,293,000 of principal, $159,000 of accrued interest and $106,000 for the detachable stock warrants.

   The proceeds received by the Partnership for the purchase of the detachable stock warrants was reflected as a gain on the sale of investment for the year ended December 31, 1993.

(6) Direct financing leases

   The leases discussed below were primarily accounted for as direct financing leases. Unearned income was recognized over the primary lease terms of the individual leases in such a manner as to produce a constant periodic rate of return on the net investment in these leases in accordance with the interest method. The carrying value of the production facilities leases were reduced by certain deferred leasing fee income for financial statement presentation purposes.

   The six production facilities leases in these transactions had primary lease terms of from three to five years and varying residual lease terms. Payments under these leases were due periodically in equal installments over the primary lease terms. Performance under these leases was collateralized by first mortgages on all of the oil and gas reserves serviced by the production facilities.

Hall-Houston Offshore, Inc.

   In February 1994, G-2 Partnership sold its interest in four production platforms and related equipment located on certain offshore lease blocks in the U.S. Gulf of Mexico together with the leases of this equipment. Under the terms of the sale of this investment, G-2 Partnership received $200,000 in sales proceeds (based on, among other things, the oil and gas production generated from the wells associated with this equipment) and were relieved of their salvage and removal obligations with respect to this equipment.

   At December 31, 1993, G-2 Partnership reserved $305,000 in an escrow account and had recorded a corresponding liability in the financial statements for the purpose of funding the estimated cost of dismantling the oil and gas production facilities leased to Hall-Houston at the end of the respective production facilities lease terms. Pursuant to the February 1994 sales agreement discussed above, the escrowed amounts were paid to the purchaser of the four production platforms and related equipment. The interest accrued on these escrowed funds was retained in 1993 by the Partnership.

Roberts & Bunch Offshore, Inc.

   In December 1993, G-2 Partnership sold its interests in one of its two offshore production facilities and related equipment leased to Roberts & Bunch Offshore, Inc. and a group of associated working interest owners. The sales proceeds received by G-2 Partnership was $13,500. In connection with this sale, the Partnership turned over to the buyers escrowed funds held for the future dismantlement of the platforms. As a result of this sale, the Partnership assigned to the buyers all of their rights under the lease of this structure and, accordingly, were relieved of their salvage and removal obligations with respect to this structure, the cost of which was estimated to exceed the amounts escrowed by the Partnership with respect to this liability.

   In March 1994, G-2 Partnership sold its interests in its remaining offshore facility and related equipment for $24,000. Also in connection with this sale, G-2 Partnership incurred platform dismantlement costs of $51,750. These costs were netted against the proceeds from the sale of these leases for a net loss recognized on the disposal of this lease.

(7) Property, Plant and Equipment

   The following summarizes the changes in property, plant and equipment for G-1 and G-2 Partnerships during the years ended December 31, 1993 and 1994 (in thousands):

                                                                     G-1 Partnership
                                                   ----------------------------------------------------
                                                                                     Natural Gas
                                                   Oil and Gas Properties        Gathering Facilities
                                                   -----------------------     ------------------------
                                                               Accumulated                  Accumulated
                                                    Cost          DD&A*          Cost          DD&A*
                                                   -------     -----------     --------     -----------
Balance, December 31, 1992                         $ 6,195       $ 4,145       $ 11,822       $ 4,441
  Reclassification                                     132            --             --            --
  Additions                                             --            --              9            --
  Sale of property                                  (5,672)       (4,853)            --            --
  Asset valuation provision                             --         1,311             --         4,286
  Depreciation, depletion and amortization              --            52             --           700
                                                   -------     -----------     --------     -----------
Balance, December 31, 1993                             655           655         11,831         9,427
                                                   -------     -----------     --------     -----------
  Write-off of fully depreciated assets               (655)         (655)            --            --
  Adjustments to reflect change to liquidating
  basis                                                 --            --             43            --
  Depreciation, depletion and amortization              --            --             --           149
  Sale of natural gas gathering facilities              --            --        (11,874)       (9,576)
                                                   -------     -----------     --------     -----------
Balance, December 31, 1994                         $    --       $    --       $     --       $    --
                                                   -------     -----------     --------     -----------
                                                   -------     -----------     --------     -----------

                                                                     G-2 Partnership
                                                  -----------------------------------------------------
                                                                                     Natural Gas
                                                   Oil and Gas Properties        Gathering Facilities
                                                  ------------------------     ------------------------
                                                               Accumulated                  Accumulated
                                                    Cost          DD&A*          Cost          DD&A*
                                                  --------     -----------     --------     -----------
Balance, December 31, 1992                        $ 10,296       $ 6,803       $  6,132       $ 1,676
  Sale of property                                 (10,296)       (8,812)            --            --
  Asset valuation provision                             --         1,914             --         2,750
  Depreciation, depletion and amortization              --            95             --            95
                                                  --------     -----------     --------     -----------
Balance, December 31, 1993                              --            --          6,132         4,521
                                                  --------     -----------     --------     -----------
  Adjustments to reflect change to liquidation
     basis                                              --            --             74            --
  Depreciation, depletion and amortization              --            --             --            68
  Sale of natural gas gathering facilities              --            --         (6,206)       (4,589)
                                                  --------     -----------     --------     -----------
Balance, December 31, 1994                        $     --       $    --       $     --       $    --
                                                  --------     -----------     --------     -----------
                                                  --------     -----------     --------     -----------
*DD&A is an abbreviation for depreciation, depletion and amortization.

   Depreciation, depletion and amortization expense per equivalent unit of production (an equivalent unit is equal to one barrel of oil or condensate or six Mcf of gas) for the years ended December 31, 1994 and 1993 are shown in the following table.

                                                         1994      1993
                                                        ------     -----
                          G-1 Partnership               $   --     $1.52
                          G-2 Partnership                   --      1.59

   Due to updated estimates of fair market value obtained while exploring alternatives for selling the Partnerships' remaining investments, G-1 and G-2 Partnerships recorded downward adjustments to the carrying values of their oil and gas properties for the year ended December 31, 1993 in the amounts of

$1,311,000 and $1,914,000, respectively. Revised fair market value estimates of the natural gas gathering facilities resulted in similar downward adjustments in the amounts of $4,286,000 and $2,750,000 for G-1 and G-2 Partnerships, respectively. The reductions in carrying values were made through an increase in accumulated depreciation, depletion and amortization of the oil and gas properties and natural gas gathering facilities.

   During September 1994, G-1 Partnership sold its natural gas processing plant (the ``Mid Plains Plant'') for $2,801,000. As a result of this sale, G-1 Partnership realized a gain of $1,397,000. During October 1994, G-1 and G-2 Partnerships sold their interests in their remaining natural gas gathering facilities and related equipment (``Mesa Pipeline'') for approximately $893,000 and $1,618,000, respectively. G-1 and G-2 Partnerships each experienced a gain on the sale of Mesa Pipeline in the amounts of $43,000 and $74,000, respectively.

   As a result of the sale of Mesa Pipeline in October 1994, G-1 and G-2 Partnerships' consolidated subsidiary, Mesa Pipeline Company of Louisiana, had no remaining assets and was therefore liquidated. Accordingly, G-1 and G-2 Partnerships recorded a gain on the disposal of their investment in this subsidiary of approximately $6,000 and $12,000, respectively.

(8) Legal Proceedings

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

      (ii) Robert I. Kaminsky, et al. v. Graham Energy, Ltd., Graham Securities Corp., Graham Resources, Inc., Graham Depositary Company II, Prudential Securities, Inc., Prudential-Bache Properties, Inc., Prudential Insurance Company of America, and certain individuals, No. 90-01796, in the District Court of Harris County, Texas, 55th Judicial District. Filed on or about April 24, 1991.

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

      (iii) Rowell F. Lawson, et al. v. Prudential Securities, Inc., Prudential Insurance Company of America, Prudential-Bache Properties, Inc., Prudential-Bache Energy Growth Fund, L.P. G-1, Prudential-Bache Energy Growth Fund, L.P. G-2, Prudential-Bache Energy Growth Fund, L.P. G-3, Prudential-Bache Energy Growth Fund, L.P. G-4, Graham Energy Ltd., Graham Securities Corp., Graham Resources, Inc., Graham Depositary Company II, and certain individuals, No. 94-16852, in the District Court of Harris County, Texas, 164th Judicial District. The plaintiffs allege fraud, breach of fiduciary duty, negligence and state statutory claims in connection with the offer, sale and management of the Growth Funds. The plaintiffs seek compensatory, punitive and treble damages, together with costs, interest and attorneys' fees. A Memorandum of Understanding providing for the settlement of the Lawson case, as well as a number of other cases, was executed by counsel for the parties on December 28, 1994. In excess of eighty percent (80%) of the plaintiffs have executed releases and their claims have been dismissed. The remaining plaintiffs have not executed releases because, among other reasons: (1) they opposed the settlement, (2) they could not be located, (3) the plaintiffs' claims could not be verified, or (4) the plaintiffs had already settled their claims in other litigation. The plaintiffs who did not execute releases may pursue their claims further. If necessary, the defendants intend to defend the action vigorously.

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

      This is a derivative action brought on behalf of Prudential-Bache Energy Growth Funds, L.P. G-1 and G-2. G-1 and G-2 Partnerships are named as nominal defendants only. The complaint alleges breach of fiduciary duty and fraud in the management and marketing of investments in G-1 and G-2 Partnerships. Plaintiffs seek compensatory and punitive damages, costs and attorneys' fees.

      In January of 1993, counsel for the parties in Starr executed a Memorandum of Understanding providing for settlement of the case. Notice was sent October 7, 1994 to Unit Holders describing the action and the terms of the proposed settlement. The hearing on the final approval of the settlement was held on November 9, 1994. In an opinion dated May 10, 1995, the New Jersey Superior Court approved the settlement and awarded certain attorneys' fees and expenses. On August 1, 1995, the Court issued a further opinion dealing with certain matters relating to attorneys' fees, and on September 20, 1996 a Consent Order and Final Judgment dismissing the action was filed. Certain attorneys then filed Notices of Appeal relating only to the issue of attorneys' fees. Such notices of Appeal were thereafter withdrawn, and the Consent Order and Final Judgment became final on December 27, 1995. On or about March 1, 1996, the Settlement was implemented.

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

      On August 9, 1995 GEL, PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the actions consolidated for pretrial proceedings pursuant to orders of the Judicial Panel on Multidistrict Litigation under the caption In re Prudential Securities Incorporated Limited Partnership Litigation (MDL Docket No. 1005). The United Stated District Court for the Southern District of New York preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including G-1 and G-2 Partnerships, released all settled claims by members of the class against GEL and the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI.

   e. Other Actions Involving Prudential-Bache Energy Growth Fund Partnerships

      (i) G-1 and G-2 Partnerships and GEL were parties to an action entitled Plains Resources Inc. v. Northstar Gas Co., Inc., Northstar Resources, Inc., Prudential-Bache Energy Growth Fund, L.P. G-1, Prudential-Bache Energy Growth Fund, L.P. G-2, Prudential-Bache Properties, Inc., Graham Energy, Ltd., Mesa Pipeline Co., Natural Gas Clearinghouse, Inc., NGC Energy Resources Limited Partnership, NGC Energy, Inc. and certain individuals filed in the 125th Judicial District Court, Harris County, Texas on November 15, 1994. This suit was dismissed without prejudice on February 14, 1996.

      (ii) Richard Barnes, et al. v. Graham Energy, Ltd., Graham Resources, Inc., Graham Securities, Inc., Graham Depository Company II, Prudential Securities, Inc., Prudential-Bache Properties, Inc., Prudential-Bache Energy Growth Fund, L.P. G-1, Prudential-Bache Energy Growth Fund, L.P. G-2, Northstar Gas Company, Inc., Northstar Resources, Inc., and Kenneth M. McKinney, No. 95-43321 in the District Court of Harris County, Texas, filed on or about August 31, 1995. Plaintiffs, all claiming to be investors in G-1 Partnership and/or G-2 Partnership, commenced a class action lawsuit seeking compensatory and punitive damages and attorney's fees for the defendants' alleged wrongdoing in connection with breaches of the Definitive Stipulation and Agreement of Compromise and Settlement dated June 30, 1992 (``Class 1 Plaintiffs''), and breaches of fiduciary duty, negligence, and mismanagement with respect to the sale of Partnership properties by G-1 and G-2 to Northstar Gas Company, Inc.(``Class 2 Plaintiffs'') A resolution of the claims asserted by the Class 1 Plaintiffs has been reached and implemented. An Order dismissing those claims will be presented to the Court for entry forthwith. The parties are in discussions with respect to the settlement and/or voluntary dismissal of claims asserted by the Class 2 Plaintiffs. No discovery has yet been taken in the case. There is no assurance that the claims asserted by the Class 2 Plaintiffs will be settled or dismissed, and if no such resolution is accomplished, the defendants will defend the action vigorously.

      In addition to the litigation described above, there are a number of actions pending in various state and federal courts and/or arbitrations pending before various arbitration tribunals relating to the Partnerships brought by individual investors or groups of investors. These actions generally name PSI, Prudential-Bache Properties, Inc., Graham Resources, Inc., Graham Royalty, Ltd., and/or related entities, along with certain current and former employees of these entities. The defendants intend to defend each of these cases vigorously.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrants

   The Partnerships have no directors or officers. The business of the Partnerships is managed by the directors, officers and employees of PBP, GEL and their affiliates, as General Partners.

   The General Partners' directors and executive officers and any persons holding more than ten percent of the Partnerships' Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and persons who own greater than ten percent of the Partnerships' Units are required by Securities and Exchange Commission regulations to furnish the Partnership with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Partnership has relied solely on written representations of the General Partners' directors and executive officers and persons who own greater than ten percent of the Partnerships' Units, if any, or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

   The following information as of March 1, 1996, is provided with respect to each director and executive officer of PBP and GEL.

                       PRUDENTIAL-BACHE PROPERTIES, INC.

Name                                                   Title
----------------------------    ----------------------------------------------------
Thomas F. Lynch, III            President, Chief Executive Officer, Chairman of the
                                  Board of Directors and Director
Barbara J. Brooks               Vice President - Finance and Chief Financial Officer
Frank W. Giordano               Director
Nathalie P. Maio                Director

                              GRAHAM ENERGY, LTD.

Name                                                   Title
----------------------------    ----------------------------------------------------
Russell L. Allen                President (Principal Executive Officer,
                                  Principal Financial Officer)
Thomas F. Lynch, III            Secretary and Director
Frank W. Giordano               Director
Nathalie P. Maio                Director

   THOMAS F. LYNCH, III, age 37, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 47, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   FRANK W. GIORDANO, age 53, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies, including as Director of GEL. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 45, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI, including all of the PSI Law Department's corporate and marketing-review activity. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies, including as Director of GEL.

   RUSSELL L. ALLEN, age 51, is the President of BraeLoch Holdings Inc. and its affiliated companies. He has held these positions since May 20, 1994, according to the terms of a consulting agreement with Prudential Securities Group Inc. Previously, he provided management consulting services to BraeLoch

Holdings Inc. Prior to becoming a management consultant, Mr. Allen was a financial executive in the oil and gas industry. He is a certified public accountant.

   Thomas F. Lynch, III replaced James M. Kelso as President, Chief Executive Officer, Chairman of the Board of Directors and Director of PBP effective June 30, 1995. Thomas F. Lynch, III replaced James M. Kelso as Secretary and Director of GEL effective August 8, 1995.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing executive officers and directors have indefinite terms.

Item 11. Executive Compensation

   The Partnership does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partners for their services. Certain executive officers and directors of the General Partners receive compensation from affiliates of the General Partners, not from the Partnership, for services performed for various affiliated entities, which may include services performed for the Partnership; however, the General Partners believe that any compensation attributable to services performed for the Partnership is immaterial. See Item 13 Certain Relationships and Related Transactions for information regarding compensation to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 14, 1996, no director or executive officer of either of the General Partners owns directly or beneficially any interest in the voting securities of the General Partner.

   As of March 14, 1996, no director or executive officer of either of the General Partners owns directly or beneficially any of the Units issued by the Partnership.

   As of March 14, 1996, no limited partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Partnership.

Item 13. Certain Relationships and Related Transactions

   The Partnerships reimbursed PBP and GEL during 1995 for indirect general and administrative costs incurred on their behalf. See Note 4 to the financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data for a discussion of these charges. It is expected that similar charges will be made by PBP and GEL in 1996 for reimbursement of indirect general and administrative costs. However, as the Partnerships are in process of liquidation, the amounts expected to be incurred during 1996 have been estimated and accrued as of December 31, 1995. The actual charges to be incurred by the Partnerships may differ from those amounts accrued as of December 31, 1995.

                                    PART IV

              Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)      1.   Financial Statements and Independent Auditors' Report for each
              Partnership--
              Report of Independent Public Accountants
              Statements of Net Assets (in process of liquidation), December 31, 1995 and 1994
              Consolidated Statements of Changes in Net Assets (in process of liquidation) for the period October 1, 1994 to December 31, 1995
              Consolidated Statements of Operations (going concern basis) for the nine months ended September 30, 1994 and for the year ended December 31, 1993
              Consolidated Statements of Changes in Partners' Capital (going concern basis) for the nine months ended September 30, 1994 and for the year ended
              December 31, 1993
              Consolidated Statements of Cash Flows (going concern basis) for the nine months ended September 30, 1994 and for the year ended December 31, 1993
              Notes to Financial Statements
         2.   Financial Statement Schedules:
              All other schedules have been omitted because they are not applicable the required information is shown in the financial statements and notes thereto.
         3.   Exhibits:
              Exhibit  4(a):  Amended and Restated Certificate of Limited Partnership of
                              Prudential-Bache Energy Growth Fund, L.P. G-1 (filed as
                              Exhibit 4 (b) to Quarterly Report on Form 10-Q for the
                              three months ended June 30, 1987 for G-1 Partnership, and
                              incorporated herein by reference).
              Exhibit  4(b):  Amended and Restated Agreement of Limited Partnership of
                              Prudential-Bache Energy Growth Fund, L.P. G-1 (filed as
                              Exhibit 4(a) to Annual Report on form 10-K for the year
                              ended December 31, 1986 for G-1 Partnership, and
                              incorporated herein by reference).
              Exhibit  4(c):  Certificate of Limited Partnership of Prudential-Bache
                              Energy Growth Fund, L.P. G-2(filed as Exhibit 4(a) to
                              Quarterly Report on Form 10-Q for the three months ended
                              June 30, 1987 for G-2 Partnership, and incorporated herein by reference).
              Exhibit  4(d):  Amended and Restated Agreement of Limited Partnership of
                              Prudential-Bache Energy Growth Fund, L.P. G-2 (filed as
                              Exhibit 4(b) to Quarterly Report on Form 10-Q for the
                              three months ended June 30, 1987 for G-2 Partnership, and
                              incorporated herein by reference).
              Exhibit 10(a):  Assignment and Purchase of Interests in Notes, Liens,
                              Security Interests and Other Assets executed as of March
                              16, 1987, effective as of January 1, 1987, among First
                              City National Bank of Houston and First City Energy
                              Finance Company as Assignor, and Prudential-Bache Energy
                              Growth Fund, L.P. G-1 as Assignee, including exhibits
                              thereto (filed as Exhibit 10(a) to Annual Report on Form
                              10-K for the year ended December 31, 1986 for G-1
                              Partnership, and incorporated herein by reference).

              Exhibit 10(b):  Credit Agreement dated August 25, 1987 between Maple Gulf
                              Coast Properties Corporation (``Maple'') as Borrower, and
                              Prudential-Bache Energy Growth Fund, L.P. G-2 as Lender,
                              including attachments thereto, providing for the sale by
                              BHP Petroleum Company, Inc. and the purchase by Maple of
                              certain oil and gas properties (filed as Exhibit 10(b) to
                              Quarterly Report on Form 10-Q for the three months ended
                              September 30, 1987 for G-2 Partnership, and incorporated
                              herein by reference).
              Exhibit 10(c):  Participation Agreement dated August 25, 1987 between
                              Prudential-Bache Energy Growth Fund, L.P. G-2 as Seller,
                              and Prudential-Bache Energy Growth Fund, L.P. G-1 as
                              Purchaser, providing for the respective Partnerships'
                              participation in the BHP Petroleum Company, Inc. sale
                              (filed as Exhibit 10(c) to Quarterly Report on Form 10-Q
                              for the three months ended September 30, 1987 for G-1
                              Partnership and G-2 Partnership, and incorporated herein
                              by reference).
              Exhibit 10(d):  Credit Agreement dated August 25, 1987 between Maple Gulf
                              Coast Properties Corporation (``Maple'') as Borrower, and
                              Prudential-Bache Energy Growth Fund, L.P. G-2 as Lender,
                              including attachments thereto, providing for the sale by
                              Collet Oil Ventures, Inc. (``Collet'') and the purchase by
                              Maple of all of the capital stock of Collet (filed as
                              Exhibit 10(d) to Quarterly Report on Form 10-Q for the
                              three months ended September 30, 1987 for G-2 Partnership, and incorporated herein by reference).
              Exhibit 10(e):  Participation Agreement, dated August 25, 1987 between
                              Prudential-Bache Energy Growth Fund, L.P. G-2 as Seller
                              and Prudential-Bache Energy Growth Fund, L.P. G-1 as
                              Purchaser, providing for the respective Partnerships'
                              participation in the Collet Oil Ventures, Inc. stock
                              purchase (filed as Exhibit 10(e) to Quarterly Report on
                              Form 10-Q for the three months ended September 30, 1987
                              for G-1 Partnership and G-2 Partnership, and incorporated
                              herein by reference).
              Exhibit 10(f):  Stock Purchase Agreement dated August 1, 1987 for the sale and purchase of Mesa Pipeline Company stock between the
                              Birch Corporation as Seller, Prudential-Bache Energy
                              Growth Fund, L.P. G-1 and Prudential-Bache Energy Growth
                              Fund, L.P. G-2 as Buyers, and the Maple Corporation as
                              Guarantor, including exhibits thereto (filed as Exhibit
                              10(f) to Quarterly Report on Form 10-Q for the three
                              months ended September 30, 1987 for G-1 Partnership and
                              G-2 Partnership, and incorporated herein by reference).
              Exhibit 10(g):  Stock Purchase Agreement dated November 10, 1987 for the sale and purchase of Series A Gas Indexed Convertible
                              Preferred Stock of Maple Gulf Coast Properties Corporation
                              (``Maple'') between Maple as Seller, and Prudential-Bache
                              Energy Growth Fund, L.P. G-1 and Prudential-Bache Energy
                              Growth Fund, L.P. G-2 as Buyers, including exhibits
                              thereto (filed as Exhibit 10(g) to Annual Report on Form
                              10-K for the year ended December 31, 1987 for G-1
                              Partnership and G-2 Partnership, and incorporated herein
                              by reference).

              Exhibit 10(h):  Credit Agreement dated November 10, 1987 between Maple
                              Gulf Coast Properties Corporation (``Maple'') as Borrower,
                              and Prudential-Bache Energy Growth Fund, L.P. G-2 as
                              Lender, including attachments thereto, providing for the
                              purchase by Maple of all of the capital stock of Utah
                              Reserves, Inc. (filed as Exhibit 10(h) to Annual Report on
                              Form 10-K for the year ended December 31, 1987 for G-2
                              Partnership, and incorporated herein by reference).
              Exhibit 10(i):  Participation Agreement dated November 10, 1987 between
                              Prudential-Bache Energy Growth Fund, L.P. G-2 as Seller
                              and Prudential-Bache Energy Growth Fund, L.P. G-1 as
                              Purchaser, providing for the respective Partnerships'
                              participation in the transaction between Maple Gulf Coast
                              Properties Corporation and Utah Reserves, Inc. (filed as
                              Exhibit 10(i) to Annual Report on Form 10-K for the year
                              ended December 31, 1987 for G-2 Partnership, and
                              incorporated herein by reference).
              Exhibit 10(j):  Credit Agreement dated January 26, 1988 between OXOCO,
                              Inc. and subsidiaries (``OXOCO'') collectively as
                              Borrowers, and Prudential-Bache Energy Growth Fund, L.P.
                              G-2 as Lender, including exhibits thereto, providing for
                              the refinancing of OXOCO's existing bank debt (filed as
                              Item 7, Exhibit A to report on Schedule 13D dated February
                              16, 1988 for G-2 Partnership (CUSIP No. 692066301), and
                              incorporated herein by reference).
              Exhibit 10(k):  Purchase Agreement dated March 28, 1988 between Energy
                              Service Company, Inc. and ENSCO Marine Company (``EN-
                              SCO'') collectively as Borrowers, and G-2 Partnership and
                              Prudential-Bache Energy Growth Fund, L.P. G-3,
                              collectively as Lenders, providing for the financing of
                              the purchase of oil field supply vessels (filed as Exhibit
                              10(k) to Quarterly Report on Form 10-Q for the three
                              months ended March 31, 1988, for G-2 Partnership and
                              incorporated herein by reference).
              Exhibit 10(l):  Credit Agreement dated as of June 30, 1988 among American
                              National Petroleum Company as Borrower, Coquina Oil
                              Corporation, Pecos Pipeline & Producing Company, Hawthorne
                              Oil & Gas Corporation and Prudential-Bache Energy Growth
                              Fund, L.P. G-2 as Lender, providing for the assumption of
                              OXOCO Inc.'s existing indebtedness and the loan of
                              additional funds to Borrower (filed as Exhibit 10(l) to
                              Quarterly Report on Form 10-Q for the three months ended
                              September 30, 1988, for G-2 Partnership, and incorporated
                              herein by reference).
              Exhibit 10(m):  Master Lease Agreement dated September 28, 1988 by and among Prudential-Bache Energy Growth Fund, L.P. G-2,
                              Prudential-Bache Energy Growth Fund, L.P. G-3 and Pruden-
                              tial-Bache Energy Growth Fund, L.P. G-4, collectively, as
                              Lessors and Hall-Houston Offshore and an affiliate
                              thereof, collectively as Lessees, for the lease of certain oil and gas production facilities (filed as Exhibit 10(m)
                              to Quarterly Report on Form 10-Q for the three months
                              ended September 30, 1988, for G-2 Partnership and
                              incorporated herein by reference).

              Exhibit 10(n):  Amended and Restated Purchase Agreement dated October 19,
                              1988 between Offshore Pipelines, Inc. as Borrower, and
                              Prudential-Bache Energy Growth Fund, L.P. G-2,
                              Prudential-Bache Energy Growth Fund, L.P. G-3 and
                              Prudential-Bache Energy Growth Fund, L.P. G-4,
                              collectively as Lenders, providing for the consolidation
                              of previously extended financing for the purchase of
                              offshore construction/pipelaying barges, the purchase of
                              tugboats and for working capital (filed as Exhibit 10(n)
                              to Quarterly Report on Form 10-Q for the three months
                              ended September 30, 1988, for G-2 Partnership and
                              incorporated herein by reference).
              Exhibit 10(o):  Purchase Agreement dated October 28, 1988 by and among
                              Lamamco Drilling Company, as Borrower and Prudential-Bache
                              Energy Growth Fund, L.P. G-2, Prudential-Bache Energy
                              Growth Fund, L.P. G-3 and Prudential-Bache Energy Growth
                              Fund, L.P. G-4, collectively as Purchasers, providing for
                              the financing of the purchase of interests in certain oil
                              and gas properties (filed as Exhibit 10(o) to Quarterly
                              Report on Form 10-Q for the three months ended September
                              30, 1988 for G-2 Partnership and incorporated herein by
                              reference).
              Exhibit 10(p):  Purchase Agreement dated January 18, 1989 between Hal-
                              l-Houston Offshore as Borrower, and Prudential-Bache
                              Energy Growth Fund, L.P. G-2 Prudential-Bache Energy
                              Growth Fund, L.P. G-3 and Prudential-Bache Energy Growth
                              Fund, L.P. G-4, collectively as Purchasers, providing for
                              the financing of developmental drilling activities, debt
                              refinancing and for working capital (filed as Exhibit
                              10(p) to Annual Report on Form 10-K for the year ended
                              December 31, 1988 for G-2 Partnership and incorporated
                              herein by reference).
              Exhibit 10(q):  First Amendment to Purchase Agreement dated as of February
                              15, 1989 by and among Lamamco Drilling Company, as Borrow-
                              er and Prudential-Bache Energy Growth Fund, L.P. G-2,
                              Prudential-Bache Energy Growth Fund, L.P. G-3 and
                              Prudential-Bache Energy Growth Fund, L.P. G-4,
                              collectively as Purchasers, providing for the financing of the purchase of interests in certain oil and properties
                              (filed as Exhibit 10(q) to Annual Report on Form 10-K for
                              the year ended December 31, 1988 for G-2 Partnership and
                              incorporated herein by reference).
              Exhibit 10(r):  Form of Agreement dated March 1, 1989 by and among Pruden-
                              tial-Bache Energy Growth Fund, L.P. G-1, Prudential-Bache
                              Energy Growth Fund, L.P. G-2, and Mesa Pipeline Company of
                              Louisiana, collectively as Purchasers, and The Maple
                              Corporation, Maple Gulf Coast Properties Corporation,
                              Collet Oil Ventures, Inc., Utah Reserves, Inc., Arapahoe
                              Operating Company, The Birch Corporation and Arapahoe
                              Financial Service Company (filed as Exhibit 10(r) to
                              Annual Report on Form 10-K for the year ended December 31,
                              1988 for G-2 Partnership and incorporated herein by
                              reference).

              Exhibit 10(s):  Master Lease Agreement dated October 26, 1989, by and among Kentucky Offshore, Inc., Wind Ridge Energy Corp.,
                              Cliffs Oil and Gas Company, Badger Oil and Gas Co., Inc.,
                              Shank Land Company, Ltd., Flash Gas and Oil Southwest,
                              Inc., Solomon Corporation, Cord Energy Resources, Inc.,
                              The Reidy Limited Partnership, Chateau Oil and Gas, Inc.,
                              Jay S. Stevens, III and Vickie M. Stevens and Roberts &
                              Bunch Offshore, Inc., collectively as lessees and
                              Prudential-Bache Energy Growth Fund, L.P. G-2,
                              Prudential-Bache Energy Growth Fund, L.P. G-3 and
                              Prudential-Bache Energy Growth Fund, L.P. G-4 collectively as lessors, providing for the lease of certain oil and gas production facilities (filed as Exhibit 10(s) to Quarterly
                              Report on Form 10-Q for the three months ended September
                              30, 1989 for G-2 Partnership and incorporated herein by
                              reference).
              Exhibit 10(t):  First Amendment to Amended and Restated Purchase Agree-
                              ment dated as of May 17, 1989, by and among Offshore Pipe-
                              lines, Inc., as Borrower and Prudential-Bache Energy
                              Growth Fund, L.P. G-2, Prudential-Bache Energy Growth
                              Fund, L.P. G-3 and Prudential-Bache Energy Growth Fund,
                              L.P. G-4, collectively referred as Lenders, providing for
                              the termination of the previously extended Revolving
                              Credit Facility and the issuance of additional Senior
                              Secured Notes (filed as Exhibit 10(t) to Annual Report on
                              Form 10-K for the year ended December 31, 1989 for G-2
                              Partnership and incorporated herein by reference).
              Exhibit 10(u):  Second Amendment to Amended and Restated Purchase Agree-
                              ment dated as of November 21, 1989, by and among Offshore
                              Pipelines, Inc., as Borrower and Prudential-Bache Energy
                              Growth Fund, L.P. G-2, Prudential-Bache Energy Growth
                              Fund, L.P. G-3 and Prudential-Bache Energy Growth Fund,
                              L.P. G-4, collectively referred as Lenders, providing for
                              the issuance of Senior Secured Notes as an enhancement of
                              previous investments (filed as Exhibit 10(u) to Annual
                              Report on Form 10-K for the year ended December 31, 1989
                              for G-2 Partnership and incorporated herein by reference).
              Exhibit 10(v):  Purchase Agreement dated as of December 15, 1989, between
                              Walter International, Inc., as Issuer and Prudential-Bache
                              Energy Growth Fund, L.P. G-2, Prudential-Bache Energy
                              Growth Fund, L.P. G-3 and Prudential-Bache Energy Growth
                              Fund, L.P. G-4, collectively as Purchasers, providing for
                              the issuance of 14% Senior Cumulative Preferred Stock with
                              Common Stock Purchase warrants (filed as Exhibit 10(t) to
                              Annual Report on Form 10-K for the year ended December 31,
                              1989 for G-2 Partnership and incorporated herein by
                              reference).
              Exhibit 10(x):  Second Amended and Restated Purchase Agreement dated as of
                              August 17, 1990, by and among OPI International, Inc., as
                              Borrower and Prudential-Bache Energy Growth Fund, L.P.
                              G-2, Prudential-Bache Energy Growth Fund, L.P. G-3 and
                              Prudential-Bache Energy Growth Fund, L.P. G-4,
                              collectively as Lenders, providing for the restructing of
                              the previous Offshore Pipelines, Inc. indebtedness (filed
                              as Exhibit 10(u) to Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1994 for G-2 Partnership and
                              incorporated herein by reference).
              Exhibit 27:     Financial Data Schedule (filed herewith)
(b)           Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Prudential-Bache Energy Growth Fund, L.P. G-1
Prudential-Bache Energy Growth Fund, L.P. G-2

By: Prudential-Bache Properties, Inc.             By: Graham Energy, Ltd.,
    General Partner                                   General Partner
By: /s/ Barbara J. Brooks
                                                  By: /s/ Russell L. Allen

    -----------------------------------------     ------------------------------
    Barbara J. Brooks, Vice President -           (Principal Executive Officer)
    Finance and Chief Financial Officer           Russell L. Allen, President
    Date: March 29, 1996                          Date: March 29, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    General Partner

     By: /s/ Thomas F. Lynch, III                 March 29, 1996

     ----------------------------------------
     Thomas F. Lynch, III
     President, Chief Executive Officer,
     Chairman of the Board of Directors
     and Director
     By: /s/ Barbara J. Brooks                    March 29, 1996
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief
     Financial Officer
     By: /s/ Frank W. Giordano                    March 29, 1996
     ----------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                     March 29, 1996
     ----------------------------------------
     Nathalie P. Maio
     Director

By: Graham Energy, Ltd.,
    General Partner

     By: /s/ Russell L. Allen                     March 29, 1996

     ----------------------------------------
     Russell L. Allen
     President (Principal Executive Officer,
     Principal Financial Officer)